Form 10-Q
period 1996-03-31
COLEMAN CO INC
filed 1996-05-15
CIK 21627

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the quarterly period ended    MARCH 31, 1996
                                  --------------

                                          or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the transition period from        to

Commission File Number:             1-988
                                     -----


                              THE COLEMAN COMPANY, INC.
             ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                 DELAWARE                               13-3639257
        -------------------------------              -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification No.)


  1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO             80401
  --------------------------------------------            ----------
    (Address of principal executive offices)             (Zip Code)


                                     303-202-2400
              ----------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.  Yes   X   No
                                       -----    -----

The number of shares outstanding of the registrant's par value $.01 common stock was 26,584,105 shares as of April 30, 1996 of which 22,033,760 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.



                              Exhibit Index on Page 12.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                        INDEX



                            PART I.  FINANCIAL INFORMATION            Page


Item 1.    Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Earnings
              Three months ended March 31, 1996 and 1995 . . . . .     3

            Condensed Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995 . . . . . . . .     4

            Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 1996 and 1995 . . . . .     5

            Notes to Condensed Consolidated Financial Statements .     6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .     9


                             PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . .    12

           Signatures. . . . . . . . . . . . . . . . . . . . . . .    13

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------

Net revenues . . . . . . . . . . . . . . . . . .        $273,560     $224,024
Cost of sales. . . . . . . . . . . . . . . . . .         192,594      155,528
                                                         --------     --------

Gross profit . . . . . . . . . . . . . . . . . .          80,966       68,496

Selling, general and administrative expenses . .          46,737       39,597
Interest expense . . . . . . . . . . . . . . . .           8,081        5,610
Amortization of goodwill and deferred charges. .           2,247        1,878
Other expense (income), net. . . . . . . . . . .              30          (94)
                                                         --------     --------

Earnings before income taxes . . . . . . . . . .          23,871       21,505
Provision for income taxes . . . . . . . . . . .           8,832        8,258
                                                         --------     --------

Net earnings . . . . . . . . . . . . . . . . . .        $ 15,039     $ 13,247
                                                         --------     --------
                                                         --------     --------

Earnings per common share. . . . . . . . . . . .        $    .57     $    .50
                                                         --------     --------
                                                         --------     --------

Weighted average common shares outstanding . . .          26,582       26,667
                                                         --------     --------
                                                         --------     --------




               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)


                                                        March 31,   December 31,
                                                           1996         1995
                                                      -----------   -----------

                  ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . .      $    6,816     $ 12,065
   Accounts receivable, net. . . . . . . . . . .         262,656      165,309
   Inventories . . . . . . . . . . . . . . . . .         257,886      216,236
   Income tax refunds receivable - affiliate . .             --         2,400
   Deferred tax assets . . . . . . . . . . . . .          21,485       20,481
   Prepaid assets and other. . . . . . . . . . .          25,571       22,308
                                                       ----------     --------

      Total current assets . . . . . . . . . . .         574,414      438,799
Property, plant and equipment, net . . . . . . .         169,677      162,691
Intangible assets related to businesses
  acquired, net. . . . . . . . . . . . . . . . .         255,282      217,289
Deferred tax assets and other. . . . . . . . . .          20,216       25,708
                                                         --------     --------
                                                      $1,019,589     $844,487
                                                       ----------     --------
                                                       ----------     --------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable. . . . . . . . . .        $133,274      $90,679
   Other current liabilities . . . . . . . . . .          52,574       59,188
                                                       ----------     --------

     Total current liabilities . . . . . . . . .         185,848      149,867

Long-term debt . . . . . . . . . . . . . . . . .         479,395      354,206
Other liabilities. . . . . . . . . . . . . . . .          47,856       48,072

Contingencies. . . . . . . . . . . . . . . . . .

Stockholders' equity:
   Common stock. . . . . . . . . . . . . . . . .             266          266
   Additional paid-in capital. . . . . . . . . .         165,824      165,732
   Retained earnings . . . . . . . . . . . . . .         139,764      126,179
   Currency translation adjustment . . . . . . .             636          165
                                                       ----------     --------

     Total stockholders' equity. . . . . . . . .         306,490      292,342
                                                       ----------     --------
                                                      $1,019,589     $844,487
                                                       ----------     --------
                                                       ----------     --------




               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings . . . . . . . . . . . . . . . . . .       $  15,039     $ 13,247
                                                        ---------     --------
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
     Depreciation and amortization . . . . . . .           7,588        6,210
     Change in assets and liabilities:
       Increase in receivables . . . . . . . . .         (84,659)     (67,109)
       Increase in inventories . . . . . . . . .         (28,420)     (28,165)
       Increase in accounts payable. . . . . . .           8,741       10,582
       Other, net. . . . . . . . . . . . . . . .         (11,145)      (6,524)
                                                        ---------     --------
                                                        (107,895)     (85,006)
                                                        ---------     --------
Net cash used by operating activities. . . . . .         (92,856)     (71,759)
                                                        ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . .          (6,866)      (5,619)
Purchases of businesses, net of cash acquired. .         (60,132)        --
Proceeds from sale of fixed assets . . . . . . .             186          273
                                                        ---------     --------
Net cash used by investing activities. . . . . .         (66,812)      (5,346)
                                                        ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit agreement
  borrowings . . . . . . . . . . . . . . . . . .         125,713       54,900
Net change in short-term borrowings. . . . . . .          29,611       17,775
Repayment of long-term debt. . . . . . . . . . .            (172)      (1,403)
Purchases of Company common stock. . . . . . . .          (2,329)         --
Proceeds from stock options exercised. . . . . .             967        3,410
                                                        ---------     --------

Net cash provided by financing activities. . . .         153,790       74,682
                                                        ---------     --------

Effect of exchange rate changes on cash. . . . .             629       (2,471)
                                                        ---------     --------

Net decrease in cash and cash equivalents. . . .          (5,249)      (4,894)
Cash and cash equivalents at beginning of
  the period . . . . . . . . . . . . . . . . . .          12,065        8,319
                                                        ---------     --------

Cash and cash equivalents at end of the period .          $6,816       $3,425
                                                        ---------     --------
                                                        ---------     --------




               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Coleman Company, Inc. ("Coleman" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.    INVENTORIES

      The components of inventories consist of the following:


                                                         March 31,  December 31,
                                                           1996         1995
                                                        --------    ---------

      Raw material and supplies. . . . . . . . .        $ 72,450     $ 57,653
      Work-in-process. . . . . . . . . . . . . .           7,118        5,389
      Finished goods . . . . . . . . . . . . . .         178,318      153,194
                                                        --------     --------
                                                        $257,886     $216,236
                                                        --------     --------


3.    ACQUISITIONS

      On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $64,982 including fees and expenses and was financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $7,157 by the Company. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $37,821. The Company is amortizing this amount over 40 years.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

      The following summarized, unaudited pro forma results of operations for the three months ended March 31,1995 assumes the acquisition of Seatt occurred as of the beginning of 1995. The pro forma results do not purport to be indicative of what would have occurred had the Seatt acquisition been consummated at the beginning of 1995. Moreover, the pro forma information is not intended to be indicative of future results of operations.


                                                         Three months ended
                                                             March 31,
                                                                1995
                                                             ---------

      Net revenues . . . . . . . . . . . . . . .             $238,185
      Net earnings . . . . . . . . . . . . . . .               13,356
      Earnings per common share. . . . . . . . .                $0.50


      On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement in connection with the sale to Coleman of 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz") at a price of French Franc 404 per share (approximately $81 per share at the then current exchange rate) or approximately $58,000 in the aggregate. Coleman has the right to purchase the balance of Butagaz' 10 percent economic interest at a later date at the same price per share of French Franc 404, with Butagaz retaining a seat on the board of ADG. The transaction is subject to several conditions and once these have been satisfied, the purchase of the remaining 30 percent of the outstanding shares of Camping Gaz held by ADG public shareholders shall be proposed through a tender offer at the same price of French Franc 404 per share. The Company expects the conditions to the acquisition will be satisfied and expects to complete the acquisition of Camping Gaz late in the second quarter of 1996. Camping Gaz has a significant presence in the market for camping equipment in Europe and has recently pursued its development internationally. The Company's current intention is to finance the Camping Gaz acquisition through a private placement issuance of approximately $160,000 aggregate principal amount senior notes due in 2008. The Company is currently in the process of reviewing its integration alternatives with respect to the combination of the business operations of Coleman and Camping Gaz. The conclusions of the review could result in a charge against earnings in 1996.

4.    SUBSEQUENT EVENTS

      On April 30, 1996, the Company amended the Company Credit Agreement to revise several of the terms and provisions of the Company Credit Agreement and to allow for the issuance of additional long-term notes. The Company Credit Agreement, as amended, provides for (a) an unsecured French Franc term loan in the amount of French Franc 385,125 ($75,000 at the then current exchange rates) and (b) an unsecured revolving credit facility of $275,000. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001.

      The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time:
(i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.1% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum and the margin will be 1.0% in the case of U.S. Dollar denominated LIBOR loans and 1.1% for foreign currency denominated LIBOR loans. The Company Credit Agreement also bears an overall

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

facility fee ranging from .15% to .375% based on the Company's financial performance.

      The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the amended Company Credit Agreement, approximately $69,860 would have been available for payment by the Company of cash dividends at March 31, 1996.

      In connection with the amending and restating of the Company's previous credit agreement, the Company will recognize an extraordinary loss of approximately $1,078 ($652 after taxes, or $0.03 per share) in the quarter ended June 30, 1996, which represents a write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net revenues in the 1996 and 1995 periods were $273.6 million and $224.0 million, respectively, an increase of $49.6 million, or 22.1%. All classes of the Company's products contributed to this increase with recreation products increasing by $15.2 million, hardware/home center products contributing $16.5 million, and the Company's new class of home safety and security products recording revenues of $17.9 million. Net revenues in the United States and Canada increased 24.7%, and net revenues from international markets increased 14.3%.

      Recreation products revenues reflect strong growth in sleeping bags, tents and camping accessories and along with sales of Sierra camp furniture products, a business acquired in July 1995, helped offset a decline in revenues from cooler and jugs which is primarily attributable to a large thermo-electric cooler premium promotion in the 1995 period which was not repeated in 1996. The increase in sales of the Company's hardware/home center products include strong sales of generators as a result of the winter weather and continued growth in pressure washer revenues as the overall pressure washer market continues to grow and become more competitive. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996. Seatt revenues exceeded expectations and were up when compared to Seatt's respective period in 1995. International revenues were adversely affected by the unfavorable translation of foreign revenues, primarily in Japan, due to the strengthening of the U.S. dollar in the 1996 period as compared to the 1995 period.

      Cost of sales was $192.6 million in 1996 compared with $155.5 million in 1995, an increase of 23.8%. Cost of sales as a percent of net revenues increased to 70.4% in 1996 from 69.4% in 1995. The increase in cost of sales as a percent of net revenues is primarily because of the effects of the mix of products sold, as revenues from lower margin products, primarily electric pressure washers, grew faster than other categories of products which carry higher margins.

      Selling, general and administrative ("SG&A") expenses were $46.7 million in 1996 compared to $39.6 million in 1995, an increase of 18.0%. SG&A expenses as a percent of net revenues improved to 17.1% in 1996 from 17.7% in 1995 as revenues grew faster than the growth in SG&A expenses. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising, marketing and administrative expenses.

      Interest expense was $8.1 million in 1996 compared with $5.6 million in 1995, an increase of $2.5 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increase in working capital.

      The Company's effective income tax rate was 37.0% in 1996 compared with 38.4% in 1995. The decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows used in operations were $92.9 million and $71.8 million for the three months ended March 31, 1996 and 1995, respectively. Cash used during these periods reflects the Company's seasonal working capital requirements associated with generally higher sales in the first quarter of the year as compared to the fourth quarter of the year. Receivables increased by $84.7 million and $67.1 million for the three months ended March 31, 1996 and 1995, respectively, as a result of the seasonality of the Company's sales and an increase in the

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


overall level of the Company's sales. Inventories increased by $28.4 million in the three months ended March 31, 1996 to support the growth of the Company, especially in the camping accessory and lighting products. The Company's net cash used for investing activities was $66.8 million and $5.3 million for the three months ended March 31, 1996 and 1995, respectively. The Company's capital expenditures were $6.9 million and $5.6 million in the three months ended March 31, 1996 and 1995, respectively. The Company used $60.1 million of cash for a business acquisition during the three months ended March 31, 1996. The increase in capital expenditures reflects the addition of equipment to expand the Company's capacity to manufacture certain of its products lines. Net cash provided by financing activities for the three months ended March 31, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities.

      The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). The Company Credit Agreement provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and a revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At March 31, 1996, $70.7 million would have been available for borrowings under the Company Credit Agreement.

      The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time:
(i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.1% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum and the margin will be 1.0% for in the case of U.S. Dollar denominated LIBOR loans and 1.1% for foreign currency denominated LIBOR loans. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

      The Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the Company Credit Agreement, approximately $69.9 million would have been available for payment by the Company of cash dividends at March 31, 1996.

       In connection with the amending of the Company's credit agreement, the Company will recognize an extraordinary loss of approximately $1.1 million ($0.7 million after taxes, or $0.03 per share) in the quarter ended June 30, 1996, which represents a write-off of the related unamortized financing costs associated with the Company's credit agreement.

      The Company's parent (Coleman Worldwide Corporation) and its parent (Coleman Holdings Inc.) have entered into borrowing agreements which are collateralized by the Company's common stock.

      The Company expects that the combination of the cash flow generated by its operations and borrowings under the Company Credit Agreement will be sufficient to enable it to meet its current operating requirements, including projected capital expenditures, tax sharing payments and other obligations.

             On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement in connection with the sale to Coleman of 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz") at a price of

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


French Franc 404 per share (approximately $81 per share at the then current exchange rate) or approximately $58.0 million in the aggregate. Coleman has the right to purchase the balance of Butagaz' 10 percent economic interest at a later date at the same price per share of French Franc 404, with Butagaz retaining a seat on the board of ADG. The transaction is subject to several conditions and once these have been satisfied, the purchase of the remaining 30 percent of the outstanding shares of Camping Gaz held by ADG public shareholders shall be proposed through a tender offer at the same price of French Franc 404 per share. The Company expects the conditions to the acquisition will be satisfied and expects to complete the acquisition of Camping Gaz late in the second quarter of 1996. Camping Gaz has a significant presence in the market for camping equipment in Europe and has recently pursued its development internationally. The Company's current intention is to finance the Camping Gaz acquisition through a private placement issuance of approximately $160.0 million aggregate principal amount senior notes due in 2008. The Company is currently in the process of reviewing its integration alternatives with respect to the combination of the business operations of Coleman and Camping Gaz. The conclusions of the review could result in a charge against earnings in 1996.

      The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

      With respect to foreign currency exposures the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and interest rate caps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and other monitoring procedures.

SEASONALITY

      The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                             PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

                None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)           Exhibits

          Exhibit Index                      Description
           -------------                      -----------


          4.1 Amendment No. 1 dated as of April 30, 1996 to the Amended and Restated Company Credit Agreement among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (the "Company Credit Agreement").

          4.2 Amendment No. 2 dated as of April 30, 1996 to the Company Credit Agreement.

                                 MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

          10.1 Employment Agreement dated as of January 1, 1996 between the Company and Patrick McEvoy.

          10.2 Corrected and Restated Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes.

          10.3               The Coleman Retirement Salaried Incentive Savings
                             Plan.

          27.1               Financial Data Schedule.

          (b)                Reports on Form 8-K

             A report on Form 8-K was filed on January 12, 1996 to disclose the purchase of assets and assumption of certain liabilities of Seatt Corporation ("Seatt") and to provide the financial statements and information required by Item 7(a) in connection with the Seatt acquisition.

             A report on Form 8-K/A was filed on March 17, 1996 to provide the information required by Item 7 (b) in connection with the Seatt acquisition.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE COLEMAN COMPANY, INC.
                                                    (Registrant)



Date: May 13, 1996                     By:  /s/ George Mileusnic
                                            George Mileusnic
                                            Executive Vice President and
                                            Chief Financial Officer