Form 10-Q
period 1996-06-30
COLEMAN CO INC
filed 1996-08-14
CIK 21627

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the quarterly period ended      JUNE 30, 1996
                                    -------------
                                          or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the transition period from            to

Commission File Number:                  1-988
                                         -----

                              THE COLEMAN COMPANY, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     DELAWARE                        13-3639257
          -------------------------------         ----------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)


   1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO          80401
   --------------------------------------------        ----------
     (Address of principal executive offices)          (Zip Code)


                                303-202-2400
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.   X  Yes       No
                                               ---       ---

The number of shares outstanding of the registrant's par value $.01 common stock was 53,214,220 shares as of August 1, 1996 of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                              Exhibit Index on Page 16.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                        INDEX



                            PART I.  FINANCIAL INFORMATION             Page
                                                                       ----

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Earnings
              Three months ended June 30, 1996 and 1995 and
              Six months ended June  30, 1996 and 1995.............      3

         Condensed Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995..................      4

         Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1996 and 1995..............      5

         Notes to Condensed Consolidated Financial Statements......      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     10


                             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.........................................     15

Item 4.  Submission of Matters to a Vote of Security Holders.......     15

Item 6.  Exhibits and Reports on Form 8-K..........................     16

         Signatures................................................     17

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except per share data)
                                     (Unaudited)


                                                  Three Months           Six Months
                                                  Ended June 30,        Ended June 30,
                                                 ---------------       ---------------
                                                 1996       1995       1996       1995
                                                 ----       ----       ----       ----
Net revenues.................................  $452,654   $311,281   $726,214   $535,305
Cost of sales................................   315,116    211,706    507,710    367,234
                                               --------   --------   --------   --------
Gross profit.................................   137,538     99,575    218,504    168,071
Selling, general and administrative
 expenses....................................    78,916     45,839    125,653     85,436
Interest expense.............................    10,732      6,393     18,813     12,003
Amortization of goodwill and deferred
 charges.....................................     2,897      1,870      5,144      3,748
Other expense (income), net..................       627         25        657        (69)
                                               --------   --------   --------   --------
Earnings before income taxes,
 minority interest and extraordinary item....    44,366     45,448     68,237     66,953
Provision for income tax expense.............    14,369     17,854     23,201     26,112
Minority interest in earnings of
 Camping Gaz.................................     1,951         --      1,951         --
                                               --------   --------   --------   --------
Earnings before extraordinary item...........    28,046     27,594     43,085     40,841
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit..........      (647)        --       (647)        --
                                               --------   --------   --------   --------
Net earnings.................................  $ 27,399   $ 27,594   $ 42,438   $ 40,841
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Earnings per share:
    Earnings before extraordinary item.......   $   .53    $   .52    $   .81    $   .77
    Extraordinary item.......................      (.01)        --       (.01)        --
                                               --------   --------   --------   --------
         Net earnings........................   $   .52    $   .52    $   .80    $   .77
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Weighted average common shares outstanding...    53,190     53,267     53,178     53,301
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------

               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                        June 30,    December 31,
                                                          1996          1995
                                                       ----------   ------------
                             ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . .  $   11,364    $    12,065
    Accounts receivable, net  . . . . . . . . . . . .     370,409        165,309
    Inventories . . . . . . . . . . . . . . . . . . .     291,995        216,236
    Income tax refunds receivable - affiliate . . . .          --          2,400
    Deferred tax assets . . . . . . . . . . . . . . .      20,115         20,481
    Prepaid assets and other  . . . . . . . . . . . .      20,788         22,308
                                                       ----------    -----------
         Total current assets . . . . . . . . . . . .     714,671        438,799
Property, plant and equipment, net  . . . . . . . . .     212,257        162,691
Intangible assets related to businesses
 acquired, net  . . . . . . . . . . . . . . . . . . .  $  312,940        217,289
Deferred tax assets and other . . . . . . . . . . . .      41,885         25,708
                                                       ----------    -----------
                                                       $1,281,753    $   844,487
                                                       ----------    -----------
                                                       ----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts and notes payable  . . . . . . . . . . .  $  203,519    $    90,679
    Other current liabilities                             113,932         59,188
                                                       ----------    -----------
         Total current liabilities  . . . . . . . . .     317,451        149,867
Long-term debt  . . . . . . . . . . . . . . . . . . .     558,537        354,206
Other liabilities . . . . . . . . . . . . . . . . . .      65,909         48,072
Minority interest . . . . . . . . . . . . . . . . . .       5,393             --
Contingencies
Stockholders' equity:
    Common stock  . . . . . . . . . . . . . . . . . .         532            532
    Additional paid-in capital  . . . . . . . . . . .     166,256        165,466
    Retained earnings . . . . . . . . . . . . . . . .     167,163        126,179
    Currency translation adjustment . . . . . . . . .         512            165
                                                       ----------    -----------
         Total stockholders' equity . . . . . . . . .     334,463        292,342
                                                       ----------    -----------
                                                       $1,281,753    $   844,487
                                                       ----------    -----------
                                                       ----------    -----------

           See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                    Six Months
                                                                  Ended June 30,
                                                             ----------------------
                                                               1996           1995
                                                             ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                 $  42,438      $ 40,841
                                                             ---------      --------
Adjustments to reconcile net earnings to net cash flows
    from operating activities:
         Depreciation and amortization . . . . . . . . . . .    17,112       12,568
         Extraordinary loss on early extinguishment of debt.     1,078           --
         Minority interest in earnings of Camping Gaz. . . .     1,951           --
         Change in assets and liabilities:
              Increase in receivables  . . . . . . . . . . .  (141,964)     (85,154)
              Increase in inventories  . . . . . . . . . . .   (14,318)      (8,509)
              Increase in accounts payable . . . . . . . . .    24,298       12,397
              Other, net . . . . . . . . . . . . . . . . . .    23,055       23,797
                                                             ---------     --------
                                                               (88,788)     (44,901)
                                                             ---------     --------
Net cash used by operating activities  . . . . . . . . . . .   (46,350)      (4,060)
                                                             ---------     --------
                                                             ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . .   (18,803)     (10,664)
Purchases of businesses, net of cash acquired  . . . . . . .  (158,228)      (1,359)
Proceeds from sale of fixed assets . . . . . . . . . . . . .       433          731
                                                             ---------     --------
Net cash used by investing activities  . . . . . . . . . . .  (176,598)     (11,292)
                                                             ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) proceeds from revolving credit
   agreement borrowings  . . . . . . . . . . . . . . . . . .   (31,996)       3,544
Net change in short-term borrowings. . . . . . . . . . . . .    24,068       16,752
Proceeds from issuance of long-term debt . . . . . . . . . .   235,000           --
Repayment of long-term debt. . . . . . . . . . . . . . . . .    (5,917)      (3,123)
Debt issuance and refinancing costs  . . . . . . . . . . . .    (1,765)          --
Purchases of Company common stock  . . . . . . . . . . . . .    (2,329)      (4,086)
Proceeds from stock options exercised  . . . . . . . . . . .     1,655        3,510
                                                             ---------     --------
Net cash provided by financing activities  . . . . . . . . .   218,716       16,597
                                                             ---------     --------
Effect of exchange rate changes on cash  . . . . . . . . . .     3,531       (2,801)
                                                             ---------     --------
Net decrease in cash and cash equivalents  . . . . . . . . .      (701)      (1,556)
Cash and cash equivalents at beginning of the period . . . .    12,065        8,319
                                                             ---------     --------
Cash and cash equivalents at end of the period . . . . . . . $  11,364     $  6,763
                                                             ---------     --------
                                                             ---------     --------



               See Notes to Condensed Consolidated Financial Statements


                                        5

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of The Coleman Company, Inc. ("Coleman" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  CAPITAL STOCK AND EARNINGS PER COMMON SHARE

    On May 31, 1996, the Company's Board of Directors declared a two-for-one stock split on its Common Stock, par value $.01 per share, effected in the form of a dividend to stockholders of record on June 28, 1996 which was paid on July 15, 1996. All references herein to number of shares and per share amounts in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods.

3.  INVENTORIES

    The components of inventories consist of the following:

                                           June 30,       December 31,
                                             1996             1995
                                          ---------       ------------

         Raw material and supplies . . .  $  84,066        $  57,653
         Work-in-process . . . . . . . .     10,355            5,389
         Finished goods  . . . . . . . .    197,574          153,194
                                          ---------        ---------
                                          $ 291,995        $ 216,236
                                          ---------        ---------
                                          ---------        ---------

4.  ACQUISITIONS

    On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $64,982 including fees and expenses and was financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $7,157 by the Company. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $37,821. The Company is amortizing this amount over 40 years on the straight-line method.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

         On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to, acquire the remaining shares held by Butagaz, which represents approximately 10% of the outstanding shares of ADG, and accordingly considers this 10% stock ownership as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 28% of the outstanding shares of ADG tendered for purchase. The Company is currently completing the necessary steps to acquire the remaining publicly held stock and expects to complete those actions during the third quarter of 1996. As of June 30, 1996, the acquisition of approximately 89% of the outstanding shares of ADG amounts to approximately French Franc 443,646 (approximately $87,622 based on the exchange rates in effect on the dates paid) including estimated fees and expenses. The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the preliminary allocation of purchase price to the fair values of assets and liabilities acquired, the Company recorded goodwill of approximately $60,682, which is being amortized over 40 years on the straight-line method. The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained effective control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

         The following summarized, unaudited pro forma results of operations for the six months ended June 30, 1996 and 1995 assumes the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.


                                                     Six Months ended
                                                         June 30,
                                                 ------------------------
                                                    1996           1995
                                                 ---------      ---------
   Net revenues . . . . . . . . . . . . . .      $ 752,368      $ 692,980
   Earnings before extraordinary item . . .         42,924         45,088
   Net earnings . . . . . . . . . . . . . .         42,277         45,088
   Earnings per common share:
      Earnings before extraordinary item. .      $    0.80      $    0.85
      Net earnings  . . . . . . . . . . . .           0.79           0.85

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)


5.       RELATED PARTY TRANSACTION

         The Company has entered into an agreement with an affiliate in which the Company will be able to realize tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized. Approximately $1,236 of this benefit is reflected in the Company's provision for income taxes in the three month and six month periods ended June 30, 1996.

6.       LONG-TERM DEBT

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

         The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the amended Company Credit Agreement, approximately $83,560 would have been available for payment by the Company of cash dividends at June 30, 1996.

         In connection with the amending and restating of the Company's previous credit agreement, the Company recognized an extraordinary loss of approximately $1,078 ($647 after taxes, or $0.01 per share) in the quarter ended June 30, 1996, which represents the write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

         On June 13, 1996, the Company completed (i) a private placement issuance and sale of $85,000 aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75,000 aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). Proceeds from these private placement issuances were used (i) to finance the acquisition of Camping Gaz, and (ii) to pay down existing indebtedness under the revolving credit facility under the Company Credit Agreement. The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12,143 commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10 % or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)


the principal amount is payable in annual installments of $15,000 commencing June 13, 2004 with a final payment on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25 % or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

    Net revenues in the 1996 and 1995 periods were $452.7 million and $311.3 million, respectively, an increase of $141.4 million, or 45.4%. All classes of the Company's products contributed to this increase with recreation products increasing by $101.5 million, hardware/home center products contributing $22.5 million, and the Company's new class of home safety and security products recording revenues of $17.4 million. Net revenues in the United States and Canada increased 17.3%, and net revenues from international markets increased 126.5%.

    Recreation products revenues increased $101.5 million or 40.6%.
Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 11.0%. Strong new product growth was partially offset by a decrease in camping appliances which were affected by adverse weather in the spring. Hardware/home center revenues increased 36.8% or $22.5 million. The increase was driven by continued growth of pressure washers sales and sales of compressors and new lighting products. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

    Cost of sales was $315.1 million in 1996 compared with $211.7 million in 1995, an increase of 48.8%. Cost of sales as a percent of net revenues increased to 69.6% in 1996 from 68.0% in 1995. Gross margins as a percent of sales decreased to 30.4% in 1996 from 32.0% in 1995. Significantly higher sales of pressure washers at reduced gross margins and lower sales of high margin camping appliances primarily contributed to the decrease. Electric pressure washer gross margins were significantly below 1995 as the Company continued to experience declining sales prices. The Company does not plan to participate in the opening price point electric pressure washer business in 1997.

    Selling, general and administrative ("SG&A") expenses were $78.9 million in 1996 compared to $45.8 million in 1995, an increase of 72.2%. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising and marketing expenses.

    Interest expense was $10.7 million in 1996 compared with $6.4 million in 1995, an increase of $4.3 million. This increase was primarily the result of higher borrowings to fund business acquisitions and to support the increased working capital.

    The Company's effective income tax rate was 32.4% in 1996 compared with 39.3% in 1995. The decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France. The 1996 effective tax rate also includes recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized.

     The Company obtained control of approximately 70% of Camping Gaz in March 1996. Accordingly, the minority interest for the 1996 period represents the minority shareholders approximate 30% proportionate share of the results of operations of the Camping Gaz operations.

    During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes, or $0.01 per

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES



share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1995

    Net revenues in the 1996 and 1995 periods were $726.2 million and $535.3 million, respectively, an increase of $190.9 million, or 35.7%. All classes of the Company's products contributed to this increase with recreation products increasing by $116.7 million, hardware/home center products contributing $38.9 million, and the Company's new class of home safety and security products recording revenues of $35.3 million. Net revenues in the United States and Canada increased 20.4%, and net revenues from international markets increased 80.6%.

    Recreation products revenues increased $116.7 million or 27.7%.
Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 11.2%. Strong new product growth was partially offset by a decrease in camping appliances which were affected by adverse weather in the spring. Hardware/home center revenues increased 34.2% or $38.9 million. The increase was driven by strong generator sales in the winter and early spring, pressure washer growth and new products. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

    Cost of sales was $507.7 million in 1996 compared with $367.2 million in 1995, an increase of 38.3%. Cost of sales as a percent of net revenues increased to 69.9% in 1996 from 68.6% in 1995. Gross margins as a percent of sales decreased to 30.1% in 1996 from 31.4% in 1995. Significantly higher sales of pressure washers at reduced gross margins and lower sales of high margin camping appliances primarily contributed to the decrease. Electric pressure washer gross margins were significantly below 1995 as the Company continued to experience declining sales prices. The Company does not plan to participate in the opening price point electric pressure washer business in 1997.

    SG&A expenses were $125.7 million in 1996 compared to $85.4 million in 1995, an increase of 47.1%. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising and marketing expenses.

    Interest expense was $18.8 million in 1996 compared with $12.0 million in 1995, an increase of $6.8 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital.

    The Company's effective income tax rate was 34.0% in 1996 compared with 39.0% in 1995. The decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France. The 1996 effective tax rate also includes recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized.

     The Company obtained control of approximately 70% of Camping Gaz in March 1996. Accordingly, the minority interest for the 1996 period represents the minority shareholders approximate 30% proportionate share of the results of operations of the Camping Gaz operations.

    During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used in operations were $46.4 million and $4.1 million for the six months ended June 30, 1996 and 1995, respectively. Cash used during these periods reflects the Company's seasonal working capital requirements associated with generally higher sales in the first half of the year as compared to the second half of the year. Receivables increased by $142.0 million and $85.2 million for the six months ended June 30, 1996 and 1995, respectively, as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Inventories increased by $14.3 million and $8.5 million in the six months ended June 30, 1996 and 1995, respectively, to support the growth of the Company, especially in new products. The Company's net cash used for investing activities was $176.6 million and $11.3 million for the six months ended June 30, 1996 and 1995, respectively. The Company's capital expenditures were $18.8 million and $10.7 million in the six months ended June 30, 1996 and 1995, respectively. The increase in capital expenditures reflects the addition of equipment to expand the Company's capacity to manufacture certain of its product lines. The Company used $158.2 million and $1.4 million of cash for business acquisitions during the six months ended June 30, 1996 and 1995, respectively. Net cash provided by financing activities for the six months ended June 30, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities. The Company also paid $2.3 million to acquire 200,000 shares of its Common Stock and $4.1 million to acquire 440,000 shares of its Common Stock in the open market during the six months ended June 30, 1996 and 1995, respectively.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). The Company Credit Agreement provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and a revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At June 30, 1996, $156.8 million would have been available for borrowings under the Company Credit Agreement.

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

    The Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the Company Credit Agreement, approximately $83.6 million would have been available for payment by the Company of cash dividends at June 30, 1996.

    On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the third quarter of 1996, acquire the remaining shares held by Butagaz, which represents approximately 10% of the outstanding shares

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


of ADG, and accordingly considers this 10% stock ownership as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, the Company commenced a tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares, for French Franc 404 per share. The tender offer period expired in July 1996 with approximately 28% of the outstanding shares of ADG tendered for purchase. The Company is currently completing the necessary steps to acquire the remaining publicly held stock and expects to complete those actions during the third quarter of 1996.

    Coleman is financing the acquisition of the shares of ADG with net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1996 annual meeting of shareholders was held on May 31, 1996. Directors elected at the meeting were Ronald O. Perelman, Donald G. Drapkin, Jordan L. Haines, Michael N. Hammes, Lawrence M. Jones, Robert J. Lanigan, Jerry W. Levin, Robert S. Miller, John A. Moran, Bruce Slovin, and William H. Spoor, constituting the entire board of directors. All of the directors were elected without opposition. There were no broker nonvotes. Other matters voted on were proposals to ratify the appointment of Ernst & Young LLP as the independent certified public accountants for the Company for 1996 and to approve The Coleman Company, Inc. 1996 Stock Option Plan.

    The tabulation of votes (adjusted to reflect the two-for-one stock split paid on July 15, 1996) for each matter are as follows:

       1.    ELECTION OF DIRECTORS

                    Nominees
                       for                          Against or
                    Directors              For        Withheld     Abstained
                    ---------              ---       ----------    ---------

                Ronald O. Perelman     51,420,376      37,044         --
                Donald G. Drapkin      51,420,376      37,044         --
                Jordan L. Haines       51,420,376      37,044         --
                Michael N. Hammes      51,418,976      38,444         --
                Lawrence M. Jones      51,420,350      37,070         --
                Robert J. Lanigan      51,419,976      37,444         --
                Jerry W. Levin         51,420,376      37,044         --
                Robert S. Miller       51,420,372      37,048         --
                John A. Moran          51,420,376      37,044         --
                Bruce Slovin           51,420,376      37,044         --
                William H. Spoor       51,419,770      37,650         --

       2.    Ratification of Independent Certified Public Accountants

                                       51,427,130       4,476       25,544

       3.    Approval of the 1996 Stock Option Plan

                                       51,123,836     282,496       51,088

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit Index                    Description
         -------------                    -----------

         10.1* Employment Agreement dated as of May 1, 1996 between the Company and Frederik van den Bergh.

         10.2* Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan.

         10.3* Addendum dated August 3, 1996 and effective August 1, 1996 to Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan.

         10.4* First Amendment dated July 1, 1996 to Employment Agreement effective January 1, 1996 between the Company and Michael N. Hammes.

         10.5* First Amendment dated July 1, 1996 to the Consolidated Supplemental Retirement Plan adopted January 1, 1996.

         27        Financial Data Schedule

____________
    * Management Contracts and Compensatory Plans

    (b)  Reports on Form 8-K

         A report on Form 8-K was filed on June 14, 1996 to provide information regarding the two-for-one stock split authorized by the Board of Directors of the Company on May 31, 1996.

         A report on Form 8-K was filed on July 1, 1996 to disclose certain information with regard to the Company's acquisition of Application des Gaz, S.A.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE COLEMAN COMPANY, INC.
                                                 (Registrant)



Date:  August 13, 1996                     By: /s/ George Mileusnic
                                               -----------------------------
                                               George Mileusnic
                                               Executive Vice President and
                                                Chief Financial Officer