Form 10-Q
period 1996-09-30
COLEMAN CO INC
filed 1996-11-14
CIK 21627

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended    SEPTEMBER 30, 1996

                                          or

[  ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934
For the transition period from    to

Commission File Number: 1-988


                              THE COLEMAN COMPANY, INC.
               -------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.   X   Yes       No
                                  -----     -----

The number of shares outstanding of the registrant's par value $.01 common stock was 53,215,690 shares as of November 4, 1996 of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.








                              Exhibit Index on Page 15.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                        INDEX



                            PART I.  FINANCIAL INFORMATION                 PAGE


Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
              Three months ended September 30, 1996 and 1995 and
              Nine months ended September 30, 1996 and 1995 . . . . . . . .   3

            Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995. . . . . . . . . . .   4

            Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1996 and 1995 . . . . . . . .   5

            Notes to Condensed Consolidated Financial Statements. . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .  10


                             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  15

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                            ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands, except per share data)
                                                                 (Unaudited)



                                                                                 Three Months                 Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                            ----------------------       ------------------------
                                                                              1996          1995           1996            1995
                                                                            --------      --------      --------        --------
Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $269,607       $211,817      $995,821        $747,122
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     229,713        145,885       737,423         513,119
                                                                            --------      --------      --------        --------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,894         65,932       258,398         234,003
Selling, general and administrative expenses. . . . . . . . . . . . . .      89,301         42,720       214,954         128,156
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,982          6,266        28,795          18,269
Amortization of goodwill and deferred charges . . . . . . . . . . . . .       2,821          1,967         7,965           5,715
Other expense, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         578            133         1,235              64
                                                                            --------      --------      --------        --------

(Loss) earnings before income taxes,
  minority interest and extraordinary item. . . . . . . . . . . . . . .     (62,788)        14,846         5,449          81,799
Provision for income tax (benefit) expense. . . . . . . . . . . . . . .     (14,249)         5,790         8,952          31,902
Minority interest in (loss) earnings of Camping Gaz . . . . . . . . . .         (81)            --         1,870              --
                                                                            --------      --------      --------        --------

(Loss) earnings before extraordinary item . . . . . . . . . . . . . . .     (48,458)         9,056        (5,373)         49,897
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit. . . . . . . . . . . . . . . . . .          --           (787)         (647)           (787)
                                                                            --------      --------      --------        --------
Net (loss) earnings . . . . . . . . . . . . . . . . . . . . . . . . . .    $(48,458)      $  8,269      $ (6,020)       $ 49,110
                                                                            --------      --------      --------        --------
                                                                            --------      --------      --------        --------

(Loss) earnings per share:
  (Loss) earnings before extraordinary item . . . . . . . . . . . . . .    $  (0.91)      $    .17      $  (0.10)       $    .93
  Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .          --           (.01)        (0.01)           (.01)
                                                                            --------      --------      --------        --------
   Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . .    $  (0.91)      $    .16      $  (0.11)       $    .92
                                                                            --------      --------      --------        --------
                                                                            --------      --------      --------        --------

Weighted average common shares outstanding. . . . . . . . . . . . . . .      53,214         53,147        53,190          53,249
                                                                            --------      --------      --------        --------
                                                                            --------      --------      --------        --------







               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                      September 30, December 31,
                                                          1996         1995
                                                      ------------- ------------
         ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $   43,757    $ 12,065
  Accounts receivable, net. . . . . . . . . . . . . .     285,529     165,309
  Inventories . . . . . . . . . . . . . . . . . . . .     288,884     216,236
  Income tax refunds receivable - affiliate . . . . .          --       2,400
  Deferred tax assets . . . . . . . . . . . . . . . .      30,060      20,481
  Prepaid assets and other. . . . . . . . . . . . . .      21,242      22,308
                                                       ----------    --------

    Total current assets. . . . . . . . . . . . . . .     669,472     438,799
Property, plant and equipment, net. . . . . . . . . .     203,652     162,691
Intangible assets related to businesses acquired, net     330,645     217,289
Deferred tax assets and other . . . . . . . . . . . .      33,914      25,708
                                                       ----------    --------

                                                       $1,237,683    $844,487
                                                       ----------    --------
                                                       ----------    --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable. . . . . . . . . . . . .  $  166,674    $ 90,679
  Other current liabilities . . . . . . . . . . . . .     137,325      59,188
                                                       ----------    --------
    Total current liabilities . . . . . . . . . . . .     303,999     149,867
Long-term debt. . . . . . . . . . . . . . . . . . . .     573,048     354,206
Other liabilities . . . . . . . . . . . . . . . . . .      71,839      48,072
Minority interest . . . . . . . . . . . . . . . . . .       1,416          --

Contingencies . . . . . . . . . . . . . . . . . . . .

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . .         532         532
  Additional paid-in capital. . . . . . . . . . . . .     166,232     165,466
  Retained earnings . . . . . . . . . . . . . . . . .     118,705     126,179
  Currency translation adjustment . . . . . . . . . .       1,912         165
                                                       ----------    --------

    Total stockholders' equity. . . . . . . . . . . .     287,381     292,342
                                                       ----------    --------

                                                       $1,237,683    $844,487
                                                       ----------    --------
                                                       ----------    --------







               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                          --------------------
                                                           1996        1995
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings . . . . . . . . . . . . . . . . .    $ (6,020)   $ 49,110
                                                         --------    --------
Adjustments to reconcile net (loss) earnings to net
  cash flows from operating activities:
    Depreciation and amortization . . . . . . . . . .      27,337      19,453
    Non-cash restructuring and other charges. . . . .      33,268         --
    Extraordinary loss on early extinguishment of debt      1,078       1,290
    Minority interest in earnings of Camping Gaz. . .       1,870         --
    Change in assets and liabilities:
       Increase in receivables . . . . . . . . . . .      (60,693)    (58,547)
       Increase in inventories . . . . . . . . . . .      (29,513)    (22,203)
       (Decrease) increase in accounts payable . . .      (22,216)      4,667
       Other, net. . . . . . . . . . . . . . . . . .       28,329      19,413
                                                         --------    --------

                                                          (20,540)    (35,927)
                                                         --------    --------

Net cash (used) provided by operating activities . .      (26,560)     13,183
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . .      (27,666)    (21,024)
Purchases of businesses, net of cash acquired. . . .     (158,414)    (19,915)
Proceeds from sale of fixed assets . . . . . . . . .        1,567       1,391
                                                         --------    --------

Net cash used by investing activities. . . . . . . .     (184,513)    (39,548)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit
  agreement borrowings . . . . . . . . . . . . . . .      (14,686)   (100,213)
Net change in short-term borrowings. . . . . . . . .       33,215      14,137
Proceeds from issuance of long-term debt . . . . . .      235,678     200,000
Repayment of long-term debt. . . . . . . . . . . . .       (9,778)    (73,422)
Debt issuance and refinancing costs. . . . . . . . .       (2,296)     (3,494)
Purchases of Company common stock. . . . . . . . . .       (2,329)     (4,086)
Proceeds from stock options exercised. . . . . . . .        1,724       3,633
                                                         --------    --------

Net cash provided by financing activities. . . . . .      241,528      36,555
                                                         --------    --------

Effect of exchange rate changes on cash. . . . . . .        1,237       1,360
                                                         --------    --------

Net increase in cash and cash equivalents. . . . . .       31,692      11,550
Cash and cash equivalents at beginning of the period       12,065       8,319
                                                         --------    --------
Cash and cash equivalents at end of the period . . .     $ 43,757    $ 19,869
                                                         --------    --------
                                                         --------    --------


               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Coleman Company, Inc. ("Coleman" or "Company") include the accounts of Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   CAPITAL STOCK AND EARNINGS PER COMMON SHARE

     On May 31, 1996, the Company's Board of Directors declared a two-for-one stock split on its Common Stock, par value $.01 per share, effected in the form of a dividend to stockholders of record on June 28, 1996 which was paid on July 15, 1996. All references herein to numbers of shares and per share amounts in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis for all periods.

3.   INVENTORIES

     The components of inventories consist of the following:
                                                  September 30,   December 31,
                                                     1996             1995
                                                   ---------       ---------

       Raw material and supplies . . . . . .       $  84,639       $  57,653
       Work-in-process . . . . . . . . . . .           7,667           5,389
       Finished goods. . . . . . . . . . . .         196,578         153,194
                                                   ---------       ---------

                                                   $ 288,884       $ 216,236
                                                   ---------       ---------
                                                   ---------       ---------

4.   ACQUISITIONS

     On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,200 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $40,400. The Company is amortizing this amount over 40 years on the straight-line method.

                      THE COLEMAN COMPNY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)


     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the fourth quarter of 1996, acquire the remaining shares held by Butagaz for approximately French Franc 48,434 (approximately $9,400 at current exchange rates), which represents approximately 10% of the outstanding shares of ADG, and accordingly considers these shares as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996. The cost of acquiring all the shares of ADG is approximately French Franc 477,822 (approximately $94,100) plus fees and expenses of approximately $5,000.

     The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the preliminary allocation of purchase price to the fair values of assets acquired and liabilities assumed in connection with the acquisition of Camping Gaz, the Company recorded goodwill of approximately $75,800, which is being amortized over 40 years on the straight-line method.

     The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained effective control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

     The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995 assumes the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                                                                     Nine Months ended
                                                                       September 30,
                                                                 -------------------------
                                                                    1996            1995
                                                                 ----------      ---------
     Net revenues . . . . . . . . . . . . . . . . . . . . . .    $1,021,975      $ 971,840
        (Loss) earnings before extraordinary item . . . . . .        (5,534)        53,734
        Net (loss) earnings . . . . . . . . . . . . . . . . .        (6,181)        52,947
     (Loss) earnings per common share:
        (Loss) earnings before extraordinary item . . . . . .    $    (0.11)     $    1.01
        Net (loss) earnings . . . . . . . . . . . . . . . . .         (0.12)          1.00

                      THE COLEMAN COMPNY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)


5.  RELATED PARTY TRANSACTION

    The Company has entered into an agreement with an affiliate in which the Company expects to realize tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized. Substantially all of the estimated $1,800 benefit is reflected in the Company's provision for income taxes for the nine month period ended September 30, 1996, with approximately $564 of this benefit reflected in the Company's provision for income taxes during the three month period ended September 30, 1996.

6.  RESTRUCTURING AND OTHER CHARGES

    During the three month period ended September 30, 1996, the Company recorded restructuring and certain other charges totaling $44,495, net of tax. The restructuring charges total $32,380, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12,115, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33,567, selling, general and administrative expenses includes a pre-tax charge of $23,767 and the provision for income tax benefit includes $12,839 of tax benefits resulting from these charges, net of the effects of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5,000 to $7,000, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

7.  LONG-TERM DEBT

    On April 30, 1996, the Company amended its unsecured credit agreement (the "Company Credit Agreement") to revise several of the terms and provisions of the Company Credit Agreement and to allow for the issuance of additional long-term notes. In connection with the Company recording the restructuring and other charges as discussed in footnote 6, the Company further amended the Company Credit Agreement on October 25, 1996. The Company Credit Agreement, as amended, provides for (a) an unsecured French Franc term loan in the amount of French Franc 385,125 ($75,000 at the then current exchange rates) and (b) an unsecured revolving credit facility of $275,000. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001.

    The outstanding loans under the Company Credit Agreement, as amended, bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.875% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

    The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and also prohibits the Company from paying any dividends until on or after January 1, 1999.

                      THE COLEMAN COMPNY, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)


    In connection with the amending and restating of the Company's previous credit agreement in April 1996, the Company recognized an extraordinary loss of approximately $1,078 ($647 after taxes, or $0.01 per share) in the nine months ended September 30, 1996, which represents the write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

    On June 13, 1996, the Company completed (i) a private placement issuance and sale of $85,000 aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75,000 aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). Proceeds from these private placement issuances were used (i) to finance the acquisition of Camping Gaz, and (ii) to pay down existing indebtedness under the revolving credit facility under the Company Credit Agreement. The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12,143 commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of
(i) 9.10 % or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15,000 commencing June 13, 2004 with a final payment on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25 % or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

8.  SUBSEQUENT EVENT

    On November 1, 1996, the Company settled all outstanding claims and litigation with Black & Decker involving certain of the Company's light products. The Company estimates that it will incur an after tax charge in the fourth quarter of 1996 of approximately $8,000 to $10,000 representing costs associated with the settlement that are in excess of reserves previously recorded by the Company on this matter.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    Net revenues of $269.6 million in 1996 were $57.8 million or 27.3% greater than in 1995 with recreation products increasing $27.3 million or 18.7% and hardware/home center products increasing $9.6 million or 14.6%. Revenues in 1996 also include revenues of $20.9 million from the Company's home safety and security products. Geographically, United States and Canada revenues increased 16.9% while international revenues increased 60.5%.

    Recreation products revenues increased $27.3 million or 18.7%. Excluding the impact of the Camping Gaz acquisition and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues decreased approximately 8.2%. Strong revenue performance in soft goods, primarily Eastpak products, were offset by softness in the Company's North America and Japanese base camping business. The weather across key areas of the United States adversely affected demand for the Company's camping products and Japan experienced an economic downturn in the third quarter of 1996 which significantly reduced revenues as compared to 1995. The increase in hardware/home center revenues of 14.6% or $9.6 million was driven by new products and increased generator sales. The Company's total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

    Gross margins, excluding the impact of restructuring and other charges totaling $33.6 million (which are more fully discussed below), decreased as a percent of sales by 3.9 percentage points from 31.1% in 1995. This decrease is primarily the result of softness in the Company's camping business in North America and Japan as discussed above. The Company's camping products tend to have a higher gross margin percentage than the Company's average.

    Selling, general and administrative ("SG&A") expenses, excluding $23.8 million of restructuring and other charges as discussed more fully below, were $65.5 million in 1996 compared to $42.7 million in 1995, an increase of 53.4%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

    During the 1996 period, the Company recorded restructuring and certain other charges totaling $44.5 million, net of tax. The restructuring charges total $32.4 million, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12.1 million, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33.6 million, selling, general and administrative expenses includes a pre-tax charge of $23.8 million, and the provision for income tax benefit includes $12.9 million of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5.0 million to $7.0 million, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

    On November 1, 1996, the Company settled all outstanding claims and litigation with Black & Decker

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

involving certain of the Company's light products. The Company estimates that it will incur an after tax charge in the fourth quarter of 1996 of approximately $8.0 million to $10.0 million representing costs associated with the settlement that are in excess of reserves previously recorded by the Company on this matter. In addition, the Company's results of operations in the fourth quarter of 1996 will also be reduced by an estimated $2.5 million to $5.0 million ($.05 to $.10 per share) due to the loss of projected earnings associated with the light products that are to be discontinued in connection with the Black &
Decker settlement.

    Interest expense was $10.0 million in 1996 compared with $6.3 million in 1995, an increase of $3.7 million. This increase was primarily the result of higher borrowings to fund business acquisitions and to support the increased working capital.

    Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

    The Company recorded a provision for income tax benefit of $14.2 million or 22.7% of the pre-tax loss in 1996 compared to a provision for income tax expense of $5.8 million or 39.0% of the pre-tax earnings in 1995. Excluding the impact of the restructuring and other charges, the provision for income tax benefit in 1996 was negatively impacted by the cumulative impact of the Company's increase in its expected annual effective income tax rate from 34.0% to 34.7%.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Net revenues in the 1996 and 1995 periods were $995.8 million and $747.1 million, respectively, an increase of $248.7 million, or 33.3% with recreation products increasing by $143.9 million or 25.4% and hardware/home center products increasing $48.5 million or 27.0%. The Company's home safety and security products contributed revenues of $56.2 million. Geographically, United States and Canada revenues increased a 19.4%, while international revenues increased 75.2%.

    Recreation products revenues increased $143.9 million or 25.4%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 6.4%. Strong revenue performance in soft goods and new products was partially offset by softness in the Company's North America and Japanese camping business. The weather across key areas of the United States adversely affected demand for the Company's camping products and Japan experienced an economic downturn in the third quarter of 1996 which significantly reduced revenues as compared to 1995. The increase in hardware/home center revenues of 27.0% or $48.5 million was driven by pressure washer growth, strong generator sales and new products. The Company's total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

    Gross margins, excluding the impact of restructuring and other charges totaling $33.6 million (which are more fully discussed below), decreased as a percent of sales by 2.0 percentage points from 31.3% in 1995 to 29.3% in 1996. This decrease is primarily the result of the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

    SG&A expenses, excluding $23.8 million of restructuring and other charges as discussed more fully below, were $191.2 million in 1996 compared to $128.2
million in 1995, an increase of 49.1%.   The increase in SG&A expenses primarily
reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

    During the 1996 period, the Company recorded restructuring and certain other charges totaling $44.5 million, net of tax. The restructuring charges total $32.4 million, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12.1 million, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33.6 million, selling, general and administrative expenses includes a pre-tax charge of $23.8 million, and the provision for income tax expense includes $12.9 million of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5.0 million to $7.0 million, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

    Interest expense was $28.8 million in 1996 compared with $18.3 million in 1995, an increase of $10.5 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital.

    The Company recorded a provision for income tax expense in 1996 of $9.0 million, which includes the net tax benefits of $12.9 million discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $21.9 million or 34.7% of pre-tax earnings as compared to a provision for income tax expense of $31.9 million or 39.0% of pre-tax earnings in 1995. The decrease in the effective tax rate before restructuring and other charges in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France, and to a lesser extent due to the recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized.

    The Company obtained effective control of approximately 70% of Camping Gaz in March 1996 and obtained control of the remaining 30% in July 1996. Accordingly, the minority interest for the 1996 period primarily represents the minority shareholders approximate 30% proportionate share of the results of operations of the Camping Gaz operations for the period March through June of 1996. Minority interest also includes the interests of minority shareholders in certain subsidiary operations of Camping Gaz.

    During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement. During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its previous credit agreement.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used $26.6 million of cash during the nine months ended September 30, 1996 and provided $13.2 million of cash during the nine months ended September 30, 1995. During the 1996 period, receivables, excluding the amount of receivables acquired in connection with business acquisitions, increased by $60.7 million as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Inventories, excluding the amount of inventories acquired in connection with business acquisitions, increased by $29.5 million in the nine months ended September 30, 1996 to support the growth of the Company, especially in new products. The Company's net cash used for investing activities was $184.5 million and $39.5 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's capital expenditures were $27.7 million in the nine months ended September 30, 1996. The Company used $158.4 million of cash for business acquisitions during the nine months ended September 30, 1996. Net cash provided by financing activities for the nine months ended September 30, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities. The Company also paid $2.3 million to acquire 100,000 shares of its Common Stock in the open market during the nine months ended September 30, 1996.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed previously, the Company further amended the Company Credit Agreement in October 1996. The Company Credit Agreement, as amended, provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and an unsecured revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement, as amended, is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001. At September 30, 1996, $137.9 million would have been available for borrowings under the Company Credit Agreement, as amended.

    The outstanding loans under the Company Credit Agreement, as amended, bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.875% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement, as amended, also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

    The Company Credit Agreement, as amended, contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and also prohibits the Company from paying any dividends until on or after January 1, 1999.

    The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement, as amended. The Company's ability to borrow under the terms of the Company Credit Agreement, as amended, is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above. If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, as amended, the Company will need to renegotiate its current Company Credit Agreement, as amended, and/or enter into alternative financing arrangements and there is no assurance that the terms and conditions of such agreements would be as favorable as those now contained in the Company Credit Agreement, as amended.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

    On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the fourth quarter of 1996, acquire the remaining shares held by Butagaz for approximately French Franc 48,434 (approximately $9,400 at current exchange rates), which represents approximately 10% of the outstanding shares of ADG, and accordingly considers these shares as under the control of the Company. On June 24, 1996, the Company commenced a tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares, for French Franc 404 per share. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996.

    Coleman financed the acquisition of the shares of ADG with net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10 % or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25 % or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

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

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are the success of the Company's restructuring programs, the potential impact of the Black & Decker settlement on the Company's operations being different than anticipated, the possibility that negative external factors like the adverse weather in North America and the consumer spending decline in Japan will continue to impact the business, and the possibility the Company may be required to renegotiate its credit agreements.

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

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         EXHIBIT INDEX                           DESCRIPTION

         4.1 Amendment No. 3 dated as of May 29, 1996 to the Amended and Restated Company Credit Agreement among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents.

         4.2 Amendment No. 4 dated as of October 25, 1996 to the Amended and Restated Company Credit Agreement among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents.

         10.1* First Amendment dated August 1, 1996 to Employment Agreement effective as of August 1, 1996, by and between The Coleman Company, Inc. and Steven F. Kaplan.

         10.2* First Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh.

         10.3* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Michael N. Hammes.

         10.4* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns.

         10.5* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and George Mileusnic.

         10.6* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Patrick McEvoy.

         10.7* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                   Company, Inc. and Larry E. Sanford.

         10.8* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Gerry E. Brown.

         23.1 Consent of Friedman Eisenstein Raemer and Schwartz, LLP, independent auditors of Seatt Corporation.

         27        Financial Data Schedule

    --------------------------
    * Management Contracts and Compensatory Plans

    (b)   Reports on Form 8-K

              A report on Form 8-K/A was filed on August 28, 1996 to disclose certain information with regard to the Company's acquisition of Application des Gaz, S.A.

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE COLEMAN COMPANY, INC.
                                                 (Registrant)



Date:    November 13, 1996             By:  /s/ Steven F. Kaplan
     --------------------------             ------------------------------------
                                            Steven F. Kaplan
                                            Executive Vice President and Chief
                                            Financial Officer