Form 10-K
period 1996-12-31
COLEMAN CO INC
filed 1997-03-31
CIK 21627

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                     FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended DECEMBER 31, 1996
                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to
     Commission file Number 1-988
                            -----

                             THE COLEMAN COMPANY, INC.
                             -------------------------
              (Exact name of registrant as specified in its charter)

                DELAWARE                                     13-3639257
     -------------------------------                   --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   1767 DENVER WEST BLVD., GOLDEN, COLORADO                   80401
-----------------------------------------------            ----------
   (Address of principal executive offices)                (Zip Code)

     1526 COLE BLVD., GOLDEN, COLORADO                        80401
-----------------------------------------------            ----------
(Former address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:   303-202-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
            Title of each class                      on which registered
            -------------------                     ---------------------

       COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE

               SAME CLASS                          THE PACIFIC STOCK EXCHANGE
                                                  (unlisted trading privileges)

               SAME CLASS                             MIDWEST STOCK EXCHANGE
                                                  (unlisted trading privileges)

     Securities registered pursuant to Section 12(g) of the Act:     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes  ___ No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.
                                                                           [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the closing sale price of the common stock on March 10, 1997, was approximately $122,349,993.

     As of March 10, 1997, there were 53,235,970 shares of the registrant's common stock outstanding, of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                             INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, which is to be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                       Exhibit Index at pages 20 through 27.

                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           1996 FORM 10-K ANNUAL REPORT


                                 TABLE OF CONTENTS

                                    PART I                                 Page
                                                                           ----
Item 1.  Business...........................................................  3
Item 2.  Properties.........................................................  9
Item 3.  Legal Proceedings.................................................. 10
Item 4.  Submission of Matters to a Vote of Security Holders ............... 11

                                   PART II
Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters..................................... 12
Item 6.   Selected Financial Data........................................... 13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 14
Item 8.   Financial Statements and Supplementary Data....................... 19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 19

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant ............... 19
Item 11.  Executive Compensation............................................ 19
Item 12.  Security Ownership of Certain Beneficial Owners and Management ... 19
Item 13.  Certain Relationships and Related Transactions ................... 19

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 20
          Signatures........................................................ 28

                                   PART I

ITEM 1.   BUSINESS

OVERVIEW

     The Coleman Company, Inc. ("Coleman" or the "Company") is a leading manufacturer and marketer of consumer products for the outdoor recreation and hardware markets on a global basis. The Company's products have been sold domestically and internationally under the Coleman brand name since the 1920s. The Company believes that its strong market position is attributable primarily to its well-recognized trademarks, particularly the Coleman brand name, broad product line, product quality and innovation, and marketing, distribution and manufacturing expertise.

BACKGROUND

     Coleman was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of New Coleman Holdings Inc. ("Holdings") an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco"). Holdings (then named The Coleman Company, Inc.) was acquired (the "Acquisition") in 1989 by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings", and, together with Mafco, "MacAndrews & Forbes"), a corporation wholly owned through Mafco by Ronald O. Perelman. Currently, Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"), which is an indirect wholly-owned subsidiary of Holdings. In March 1992, the Company completed an initial public offering of its common stock, and currently Coleman Worldwide's ownership interest in the Company is approximately 83%.

     The Company has made several acquisitions in recent years designed to expand its product lines in the outdoor recreation market. In 1996, the Company acquired the French company Application des Gaz ("ADG" or "Camping Gaz"), which is a leader in the European camping equipment market. In 1995, the Company acquired Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories. In 1994, the Company acquired substantially all of the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (together, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. In 1993, the Company acquired substantially all of the assets associated with the butane business of the Taymar Group ("Taymar") in the United Kingdom and substantially all of the assets of S.V.B. Caravan Camping S.p.a. and Cadia S.r.l. (together, "S.V.B.") in Italy. Taymar manufactures and distributes lightweight butane camping lanterns and stoves, as well as butane gas torches and other accessories. S.V.B. manufactures and distributes a wide range of products for the camping and hardware markets under the S.V.B. brand name.

     The Company also restructured certain operations in the outdoor recreation market. In 1994, the Company restructured its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. And, in 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994.

     The Company has also expanded its presence in the hardware market through its acquisition in 1996 of the assets of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of smoke alarms, thermostats and carbon monoxide detectors, its acquisition in 1995 of substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment, and its acquisition in 1994 of substantially all of the assets of Sanborn Manufacturing Company ("Sanborn"), a manufacturer of a broad line of portable and stationary air compressors.

PRODUCTS

     The Company participates in two primary markets, outdoor recreation and hardware.

OUTDOOR RECREATION

     The Company's principal products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products for recreational use. These products are distributed predominantly through mass merchandisers, sporting goods chains and outdoor specialty stores.

     LANTERNS AND STOVES. Coleman believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. Coleman's liquid fuel appliances include single and dual fuel-powered lanterns and stoves. Coleman also manufactures a broad range of propane- and butane-fueled lanterns and stoves, which allow the user to regulate the intensity of light or heat. These products are manufactured at the Company's facilities located in the United States and Europe and are marketed under the Coleman, Camping Gaz and Peak 1 brand names.

     FUEL. The Company is a leading supplier to the worldwide camping and outdoor recreation market of propane and butane cartridges and camping fuel. In addition to manufacturing and filling disposable propane cartridges and refillable LPG cylinders, Coleman sells camping fuel that is refined and canned to its specifications by various suppliers, fills butane gas cartridges and purchases butane-filled gas cartridges from third-party vendors for sale to customers throughout the world. These products are marketed under the Coleman, Camping Gaz and Peak 1 brand names.

     COOLERS AND JUGS. The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes. The Company's cooler line includes personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. Coleman's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide and under the Camping Gaz brand name in Europe. In addition, the Company also manufactures coolers and jugs for third parties to be given away as promotions or sold with the customer's own products as a premium.

     RECREATIONAL SOFT GOODS. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks, daysacks, sports bags, duffle bags and rucksacks. These products are manufactured at the Company's facilities located in the United States and Puerto Rico or sourced from third-party vendors who manufacture them to the Company's specifications. The Company's tents and sleeping bags are marketed under the Coleman and Peak 1 brand names, while its daysacks, sport bags and related products are marketed under the Coleman, Eastpak and newly licensed Timberland brand names. In addition to mass merchandisers, sporting goods chains and outdoor specialty stores, the Company distributes daysacks, sports bags and duffle bags through college bookstores and luggage shops.

     OUTDOOR FURNITURE. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails brand names. These products are manufactured predominantly at the Company's facilities located in the United States.

     ELECTRIC LIGHTS. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate, Job-Pro and Camping Gaz brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights.

     SPAS. The Company manufactures and markets a wide range of spas, which are made primarily from acrylic, for residential applications. These products are manufactured at the Company's facility located in the United States and are distributed through a nationwide dealer network.

     CAMPING ACCESSORIES. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are manufactured by third-party vendors to Coleman's specifications and are marketed under the Coleman brand name.

HARDWARE

     The Company's principal products include portable generators, portable and stationary air compressors, pressure washers, and safety and security products such as smoke alarms, carbon monoxide detectors and thermostats.

     GENERATORS. The Company is a leading manufacturer and distributor of portable generators in the United States and worldwide. These products are manufactured by the Company, using engines manufactured by Tecumseh, Briggs & Stratton, Vanguard, Honda and Kawasaki, at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains. With its acquisition of ATI, the Company now produces advanced, light weight generators.

     AIR COMPRESSORS. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains.

     PRESSURE WASHERS. The Company offers a line of pressure washers manufactured at its facilities located in the United States and distributed predominantly through mass merchandisers and home center chains under the Coleman Powermate brand name.

     SAFETY AND SECURITY PRODUCTS. The Company manufactures a range of safety and security products for residential use, primarily smoke alarms, carbon monoxide detectors and thermostats. The Company manufactures these products at its facilities located in Mexico and markets them under the Firex, Code 1 and Coleman Sheltra brand names. These products are distributed predominantly through electrical wholesalers, mass merchandisers, and home center chains in North America and selected foreign countries, primarily Australia and the United Kingdom.

BUSINESS STRATEGY

     The Company's business strategy is to build upon its reputation as a leading manufacturer and marketer of high quality brand name consumer products for the outdoor recreation and hardware markets. The specific operating strategies include:

FOCUS ON QUALITY AND SERVICE

     Since the business of the Company was founded in the early 1900's, Coleman has built a reputation for its quality products and superior customer service. The Company is committed to continuing, and building upon, this reputation.

INTRODUCING NEW PRODUCTS

     The Company plans to continue introducing new products. Management intends to focus on leveraging the Company's existing technologies, processes and expertise to maximize the speed and efficiency of new product development and introductions.

DEVELOPING EXISTING BRANDS

     The Company believes it has some of the more prominent brand names in the outdoor recreation and hardware markets and plans to strengthen these brands through superior product design, advertising, and promotion.

EXPANDING INTERNATIONAL MARKETS

     Coleman is currently a market leader in several product categories in Europe and Japan. The Company plans to utilize its well-established infrastructures in Europe and Japan to expand in other core product categories and to invest appropriately to develop and build businesses in new geographic markets.

DEVELOPING HUMAN RESOURCES

     The Company plans to continue developing, training, and motivating its personnel at all levels to achieve excellence, including developing and building its team of experienced managers.

OPERATING EFFICIENCY

     The Company plans to continue seeking ways to further improve the quality and efficiency of its business processes in order to ensure quality and realize cost savings, including, among other things, exiting low margin product lines and businesses and consolidating manufacturing, distribution and administrative facilities.

SALES AND MARKETING

     The following table sets forth the net revenues by class of products for the years ended December 31, 1996, 1995 and 1994.

                                           1996    1995     1994
                                        -------   ------   ------
                                              (In millions)

Outdoor Recreation.................... $  859.6   $688.9   $563.7
Hardware..............................    360.6    244.7    187.9
                                       --------   ------   ------

  Total............................... $1,220.2   $933.6   $751.6
                                       --------   ------   ------
                                       --------   ------   ------

     In the United States and Canada, the Company's outdoor recreation products are sold by the Company's own sales force and, to a lesser extent, by sales representatives that serve specialty markets and related distribution channels. Spa products, however, are sold by independent sales representatives to a nation wide dealer network and, to a lesser extent, by regional sales managers employed by the Company. The Company's hardware products are sold by Company and independent sales representatives.

     The Company promotes its products through national and local advertising campaigns, frequently coordinating with retailers' promotions to maximize the benefits of its advertising efforts.

     Coleman's major customers include Canadian Tire, Home Depot, Kmart, Price/Costco, Target, and Wal-Mart. Wal-Mart and its affiliates accounted for approximately 15% of the Company's 1996 consolidated net revenues. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes its relationship with Wal-Mart is satisfactory and the Company has no reason to believe Wal-Mart will not continue as a customer.

     International sales represented 32%, 24% and 23% of net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. For 1996, approximately 79% of the Company's international sales were in Japan and Europe, with the balance in Latin America, Asia-Pacific, Africa and the Middle East. The Company has sales administration offices and warehouse and distribution facilities in Australia, Austria, Belgium, Brazil, the Czech Republic, France, Germany, Hungary, Italy, Japan, The Netherlands, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. Each office is responsible for sales and distribution of the Company's products in the territories assigned to that office. The Company's direct export operations market its products directly to international customers in certain other markets through Company sales managers, independent distributors, and commissioned sales representatives. In total, the Company sells its products in more than 100 countries.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year.

COMPETITION

     The markets in which the Company operates are highly competitive, based primarily on product quality, product innovation, price and customer service and support. The Company's competitors vary according to product lines. The Company believes that no other company produces and markets the breadth of camping and outdoor recreation products marketed by the Company. Lanterns and stoves compete with, among others, products offered by Century Primus (a unit of Century Tool & Manufacturing Inc.), American Camper (a unit of Brunswick Corporation) and Dayton Hudson Corporation. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. (a unit of Brunswick Corporation) and The Thermos Company (a unit of Nippon Sanso KK). The Company's sleeping bags compete with, among others, American Recreation and Slumberjack (units of Kellwood Company), Academy Broadway Corp. and MZH Inc. (a unit of Brunswick Corporation), as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Sears, Wenzel (a unit of Kellwood Company), Eureka (a unit of Johnson Worldwide Associates, Inc.) and Mountain Safety Research (a unit of Thaw Corporation), as well as certain private label manufacturers. The Company's backpack products compete with, among others, American Camper (a unit of Brunswick Corporation), JanSport (a unit of VF Corporation), Nike, Outdoor Products and Kelty (a unit of Kellwood Company), as well as certain private label manufacturers. The Company's competition in the electric light business includes among others, Eveready (a unit of Ralston Purina Company) and Rayovac Corporation. The Company's spas compete with, among others, Watkins Manufacturing Corporation (d.b.a. Hot Springs, a unit of Masco Corporation) and Clark Manufacturing Company, Inc. (d.b.a. Sundance Spas). The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. Alfred Karcher, Inc. and Sears are the Company's primary competitors in pressure washers. The Company's safety and security products compete primarily with First Alert, American Sensor and Nighthawk (a unit of Williams Holding PLC). In addition, the Company competes with various other entities in international markets.

PATENTS, TRADEMARKS, AND LICENSES

     The Company's operations are not significantly dependent upon any single or related group of patents. While the Company does not believe any single trademark is material to its business other than the "Coleman" word mark and the "Coleman in parallelogram with lantern symbol" logo mark, it believes its trademarks taken as a whole are material to its business. Accordingly, the Company has taken, and will continue to take, actions to protect its interests in all such trademarks.

     The Company licenses the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by Holdings. The Company's general merchandise licensing activities involve licensing the Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. In connection with the divestitures of certain businesses after the Acquisition, Holdings entered into trademark license agreements with the purchasers of these businesses. The Company and Holdings receive no direct financial remuneration from the use of the Coleman name by the purchasers of the divested businesses. The Company's licensing activities are not material to the results of operations of the Company.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are linked to the process of marketing its products. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. The Company's research and development is performed primarily by an in-house team of marketing managers, engineers, draftsmen and product testers using tools such as computer-assisted design and a variety of consumer research techniques.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

     The Company operates in a single business segment. Certain information concerning geographic segments of the Company is set forth in Note 17 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K Annual Report.

EMPLOYEES

     As of December 31, 1996 the Company employed approximately 4,200 persons full time in the United States and 2,800 persons internationally. None of the Company's United States employees are represented by unions. The Company's Canadian warehouse employees are represented by a union. All of the approximately 350 production employees at the Company's operations in France and Italy and the approximately 1,100 production employees at the Company's operations in Mexico are represented by unions. The Company believes that its relations with its employees are satisfactory and that its employees, many of whom have long experience with the Company, represent a valuable resource.

ITEM 2.  PROPERTIES

     The Company's principal properties as of December 31, 1996 are as follows:

                                                                  BUILDING
                                                                   SQUARE
LOCATION            PRINCIPAL USE                                 FOOTAGE
--------            -------------                                ----------
St Genis            Manufacture of lanterns and stoves,           2,070,000
  Laval, France     filling of gas cylinders, and assembly
                    of barbeques; office and warehouse

Wichita, KS         Manufacture of lanterns and stoves            1,162,000
                    and insulated coolers and jugs;
                    research and development and design
                    operations; office and warehouse

New Braunfels, TX   Manufacture of insulated coolers                338,000
                    and other plastic products

Lake City, SC       Manufacture of sleeping bags                    168,000

Springfield, MN     Manufacture of air compressors                  166,000

Cedar City, UT      Manufacture of sleeping bags                    160,000

Kearney, NE         Manufacture/assembly of portable                155,000
                    generators and pressure washers;
                    office and warehouse

Pacola, OK          Manufacture of outdoor folding furniture        123,000

Maize, KS           Manufacture of propane cylinders and            116,000
                    machined parts

Chihuahua, Mexico   Manufacture of smoke alarms and carbon          110,000
                    monoxide detectors

Hastings, NE        Manufacture of pressure washers and             103,000
                    generators

New Ulm, MN         Manufacture of air compressors                   90,000

Morovis and         Manufacture of daypacks, sports bags,            80,000
  Orocovis,         and related products
  Puerto Rico

Chandler, AZ        Manufacture of acrylic spas; office and          78,000
                    warehouse

Centenaro di        Manufacture of butane lanterns, stoves           77,000
  Lonato, Italy     and heaters; office and warehouse

Stockport, England  Manufacture of butane cylinders, torches,        60,000
                    lanterns and stoves; office and warehouse

     The Wichita, Kansas; New Braunfels, Texas; Lake City, South Carolina; Cedar City, Utah; Pacola, OK; Chandler, Arizona; New Ulm and Springfield, Minnesota; Centenaro di Lonato, Italy; and Stockport, England facilities are owned by the Company. The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend for three additional ten-year periods. The Maize, Kansas facility is leased by the Company under leases that terminate in 2005. The Company has an option to purchase this facility at the end of the lease period. The Hastings, Nebraska facility is leased by the Company for a term that expires in 1999 with options to extend the lease for three additional one-year periods and an option to purchase the facility during the lease term including renewal periods. The Puerto Rico facilities in Morovis and Orocovis are leased for terms that expire in 1999 and 2007, respectively. The warehouse portion of St. Genis Laval, France is leased for terms that expire in 1998, the remaining facility is owned. 48,000 square feet of the Chihuahua, Mexico property are leased for terms that expire in 1998, and the remaining facility is owned.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     GILBERT AND MOSLEY SITE. As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the downtown Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic chemicals ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1988 by Coleman, indicated that the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

     The City of Wichita has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination in the Gilbert and Mosley Site. Coleman has entered into an agreement with KDHE in which Coleman agreed to perform a similar study for the Coleman property and to implement remedial activities at its property. In addition, Coleman entered into an agreement with the City of Wichita in which Coleman agreed to fund its proportionate share of the City's study and remediation of the Gilbert and Mosley site.

     All previously filed lawsuits alleging that properties in the downtown Wichita area were diminished in value as a result of discharges of volatile organic chemicals from Coleman's downtown Wichita facility have been settled and dismissed.

     MAIZE SITE. Coleman has undertaken a soil and groundwater investigation at its facility in Maize, Kansas (the "Maize Site"). Results indicate that limited VOC contamination is present in the groundwater under and to the southeast of the facility. The data has been reported to the KDHE, and Coleman has entered into an agreement with KDHE to implement appropriate remedial actions. The remediation system has been installed, and Coleman is in the process of remediating the contaminated groundwater.

     NORTHEAST SITE. In 1990 Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated that contamination was migrating onto the Coleman property from up gradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed. Additions to the interim remediation system are planned for installation during 1997.

     LAKE CITY SITE. In 1992 Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances the contamination appears to relate to the activities of a previous occupant of the Lake City Site. The results of the investigation have been reported to the appropriate South Carolina environmental agency. Coleman has demanded that the prior owner and occupant undertake appropriate action. At the state's request, Coleman has undertaken additional investigations. Coleman has also commenced legal proceedings against the prior owner.

     The Company has adopted an environmental policy designed to ensure that the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures that it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1996 and are not expected to be significant in the foreseeable future. Coleman has established reserves for environmental matters, including the investigations, remedial activities and litigation described above.

OTHER

     The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business, including environmental matters and product liability lawsuits that are incidental to its business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "CLN" and has unlisted trading privileges on the Midwest Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices as reported on the NYSE Composite Tape for the Company's Common Stock for each quarter in 1996 and 1995 as adjusted retroactively for the June 1996 stock split effected in the form of a dividend of one share of common stock for each outstanding share of common stock.


                         1996                        HIGH         LOW
                         ----                     ---------    ---------

         First Quarter........................    $ 26         $ 16  5/16
         Second Quarter.......................      23 1/4       19 13/16
         Third Quarter........................      21 5/8       13 3/4
         Fourth Quarter.......................      15 1/4       11 3/4

                         1995
                         ----

         First Quarter........................    $ 19 15/16   $ 16 1/4
         Second Quarter.......................      19 1/8       15 1/2
         Third Quarter........................      19 9/16      17 11/16
         Fourth Quarter.......................      18 3/4       16 3/8


     As of the close of business on March 10, 1997, there were approximately 800 holders of record of the Company's Common Stock.

     The Company has not declared a cash dividend on its Common Stock subsequent to the IPO and does not anticipate that any dividends will be declared on its Common Stock in the foreseeable future. The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company and subject to certain limitations under Delaware law, and are also limited by the terms of the Company's Credit Agreement. The Company's Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter.

     The Company did not sell any unregistered securities during 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for the years presented in the table below have been derived from the Consolidated Financial Statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K Annual Report.

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------
                                       1996        1995       1994       1993       1992
                                    ----------   --------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
Net revenues......................  $1,220,216   $933,574   $751,580   $575,415   $505,815
Cost of sales (a).................     928,497    649,427    535,710    400,052    350,141
                                    ----------   --------   --------   --------   --------
Gross profit......................     291,719    284,147    215,870    175,363    155,674
Selling, general and
 administrative expenses (a)......     291,669    174,688    128,466    102,038     92,409
Asset impairment charge (b).......          --     12,289         --         --         --
Restructuring expense (c).........          --         --     18,456         --         --
Interest expense, net.............      38,727     24,545     13,374      7,706      7,655
Amortization of goodwill and
 deferred charges.................      10,473      7,745      6,209      5,330      5,474
Other expense, net................       1,151        334      1,138        746      1,275
                                    ----------   --------   --------   --------   --------
(Loss) earnings before income
 taxes, minority interest and
 extraordinary item...............     (50,301)    64,546     48,227     59,543     48,861
Income tax (benefit) expense (a)..     (10,927)    24,479     14,747     24,569     21,506
Minority interest.................       1,872         --         --         --         --
                                    ----------   --------   --------   --------   --------
(Loss) earnings before
 extraordinary item...............     (41,246)    40,067     33,480     34,974     27,355
Extraordinary loss on early
 extinguishment of debt, net of
 income taxes.....................        (647)      (787)      (677)        --         --
                                    ----------   --------   --------   --------   --------
Net (loss) earnings...............  $  (41,893)  $ 39,280   $ 32,803   $ 34,974   $ 27,355
                                    ----------   --------   --------   --------   --------
                                    ----------   --------   --------   --------   --------
Net (loss) earnings
 per common share.................  $    (0.79)  $   0.74   $   0.61   $   0.65   $   0.52
                                    ----------   --------   --------   --------   --------
                                    ----------   --------   --------   --------   --------
Weighted average common
 shares outstanding...............      53,197     53,226     53,436     53,909     52,676
                                    ----------   --------   --------   --------   --------
                                    ----------   --------   --------   --------   --------

                                                          December 31,
                                    ------------------------------------------------------
                                       1996        1995       1994       1993       1992
                                    ----------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets......................  $1,160,086   $844,487   $712,265   $526,706   $443,552
Long-term debt
 (including current portions).....     583,613    355,257    291,175    168,858    127,098
Total stockholders' equity........     252,945    292,342    253,363    228,104    200,929

_____________

(a) During 1996, the Company recorded restructuring and certain other charges totaling $52,516, net of tax. Cost of sales includes a pre-tax charge of $44,005, selling, general and administrative expenses include a pre-tax charge of $30,195, and the provision for income tax benefit includes $21,684 of net tax benefits resulting from these charges.

(b) Asset impairment charge reflects primarily the non-recurring charge taken in connection with the adoption of FAS 121.

(c) Restructuring expense reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included, or incorporated by reference, elsewhere in this Form 10-K Annual Report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

    Net revenues in 1996 and 1995 were $1,220.2 million and $933.6 million, respectively, an increase of $286.6 million, or 30.7% with outdoor recreation products increasing by $170.7 million or 24.8% and hardware products increasing $115.9 million or 47.4%. Geographically, United States and Canada revenues increased 15.6%, while international revenues increased 79.5%.

    Outdoor recreation products revenues increased $170.7 million or 24.8%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable outdoor recreation product revenues increased approximately 6.4%. Significant revenue gains were experienced in the backpack, tent and sleeping bag businesses, primarily in international markets. In addition, the Company successfully introduced a new line of camping accessories and expanded its heater and light businesses. These gains were substantially offset by poor weather conditions during the camping season in North America and the economic downturn experienced in Japan, both of which adversely affected the demand for the Company's camping products.
Hardware products revenues increased 47.4% or $115.9 million. Excluding the impact of the Seatt acquisition, comparable hardware products revenues increased approximately 13.8%, driven by strong generator and pressure washer sales.

    Gross margins, excluding the impact of restructuring and other charges totaling $44.0 million which are more fully discussed below, decreased as a percent of sales by 2.9 percentage points from 30.4% in 1995 to 27.5% in 1996. This decrease is primarily the result of lower margins associated with the Company's backpack business and the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

    Selling, General and Administrative ("SG&A") expenses, excluding $30.2 million of restructuring and other charges as discussed more fully below, were $261.5 million in 1996 compared to $174.7 million in 1995, an increase of 49.7%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

    During 1996, the Company recorded restructuring and certain other charges totaling $52.5 million net of tax. The restructuring charges total $45.1 million, net of tax, and consist of charges to a) integrate the Camping Gaz and Coleman operations into a single global recreation products business, b) exit the low-end electric pressure washer business, c) exit a portion of the Company's battery powered light business and settle certain litigation with respect to this business, and d) increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $7.4 million, net of tax, relate to certain asset write-offs and other tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $44.0 million, SG&A expenses includes a pre-tax charge of $30.2 million, and the provision for income tax expense includes $21.7 million of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges.

    Interest expense was $38.7 million in 1996 compared with $24.5 million in 1995, an increase of $14.2 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital.

    The Company recorded an income tax benefit in 1996 of $10.9 million, which includes the net tax benefits of $21.7 million associated with restructuring and other charges discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $10.8 million or 45.0% of pre-tax earnings, excluding restructuring and other charges, as compared to a provision for income tax expense of $24.5 million or 37.9% of pre-tax earnings in 1995. The increase is primarily due to losses of certain foreign subsidiaries for which the Company has not recognized a tax benefit and the impact of non-deductible goodwill amortization.

     The Company obtained control of approximately 70% of Camping Gaz in March 1996 and obtained control of the remaining 30% in July 1996. Accordingly, the minority interest for 1996 primarily represents the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996. Minority interest also includes the interests of minority shareholders in certain subsidiary operations of Camping Gaz.

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

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

    Net revenues in 1995 and 1994 were $933.6 million and $751.6 million, respectively, an increase of $182.0 million, or 24.2% with outdoor recreation products increasing by $125.2 million or 22.2% and hardware products increasing $56.8 million or 30.2%. Geographically, United States and Canada revenues increased 24.0%, while international revenues increased 25.1%.

    Outdoor recreation products revenues increased $125.2 million or 22.2%. The sales increase includes the effects of a full twelve months of the Eastpak business, a business acquired in November 1994. The sales increase also reflects strong performance in the sleeping bag, tent, and the core camping businesses, particularly in Japan. Sales of coolers and jugs increased overall in part due to a thermo-electric cooler premium promotion that began in early 1995. In addition, price increases in selected areas also helped to compensate for the loss of revenues attributable to the German operations which were sold in the third quarter of 1994. Hardware products revenues increased 30.2% or $56.8 million. The sales increase includes the effects of a full twelve months of the compressor business, a business acquired in April of 1994. Pressure washer unit sales continued to increase although per unit sales prices declined somewhat in the latter half of 1995 in response to a more competitive market. In addition, generator sales were up primarily as a result of storm activity in the latter half of 1995.

    Gross margins increased as a percent of sales by 1.7 percentage points from in 28.7% in 1994 to 30.4% in 1995. The margin improvement is due to the favorable effects of the mix of products sold including higher margin new products. Gross margins were negatively impacted in 1995 due to manufacturing inefficiencies, integration costs and pricing issues at the Company's Brazilian operations. Cost of sales in 1995 also includes a $6.3 million benefit resulting from the effects of marking to market the Company's forward exchange contracts pursuant to the guidance of the Emerging Issues Task Force (the "EITF") in its consensus opinion of EITF 95-2 "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party", which was adopted in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the Company routinely used forward exchange contracts to hedge certain intercompany commitments and deferred recognition of forward exchange contract gains and losses until the component of the related hedge transaction was completed and recognized in income. Cost of sales in 1994 also includes a $2.2 million charge resulting from an increase in the Company's reserves for estimated costs of environmental remediation efforts.

    SG&A expenses were $174.7 million in 1995, compared to $128.5 million in 1994, an increase of 36.0%. The increase in SG&A expenses is primarily related to the Company's selling and marketing organization, SG&A expenses associated with the businesses acquired in 1994, and expenses associated with the relocation of Corporate, certain International and Hardware offices. Reduced annual expenses associated with certain insurance programs helped reduce the overall increase in SG&A.

    During the fourth quarter of 1995, the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). In connection with the adoption of FAS 121 the Company recognized an asset impairment charge of $12.3 million ($9.9 million, $0.19 per share, after tax) related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and, in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, dramatically downsizing the manufacturing operations and reducing SG&A and other overhead. Because of these actions, the Company performed an impairment review pursuant to the guidelines set forth in FAS 121 and concluded that a recognition of an asset impairment charge was appropriate.

    During September 1994, the Company restructured its German manufacturing operations in a move to strengthen its European business and eliminate unprofitable operations. The German restructuring resulted in a one-time charge of approximately $18.0 million before tax and included severance costs of $1.5 million, commitments to third parties of approximately $5.5 million, and write-downs of leasehold improvements and other assets to estimated realizable values aggregating $11.0 million. In connection with the restructuring, the Company recognized tax benefits of approximately $10.9 million relating to the write-off of the Company's investment in its German operations. The Company also announced a plan to change from manufacturing to sourcing for certain textile product lines and to exit the market for personal flotation devices. This plan resulted in a $0.5 million pretax charge.

    Interest expense was $24.5 million in 1995 and $13.4 million in 1994, an increase of $11.1 million. This increase was primarily the result of higher borrowings in 1995 necessary to support the Company's acquisitions and increased working capital needs related to the growth of the Company and, to a lesser extent, higher interest rates in 1995.

    The Company's effective income tax rate was 37.9% in 1995 compared with 30.6% in 1994. The increase in the effective tax rate in 1995 as compared to 1994 is primarily due to higher taxes on foreign earnings in the 1995 period as compared to the 1994 period which was favorably impacted by the tax benefits arising from permanent basis differences associated with the restructuring of the German operations. The effective income tax rate in 1995 also reflects the favorable impact of tax benefits associated with the Company's manufacturing operations in Puerto Rico, which were acquired in late 1994.

    During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes, or $0.01 per share), which represents a write-off of the related unamortized financing costs associated with its previous credit agreement. During the second quarter of 1994, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.7 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used $9.3 million of cash during the year ended December 31, 1996 and provided $2.2 million and $19.9 million for the years ended December 31, 1995 and 1994, respectively. At December 31, 1996, receivables were approximately equal to 1995 year-end levels, excluding the amount acquired in connection with the Camping Gaz and Seatt acquisitions and the effect of the restructuring and other charges described above. Inventories, excluding the amount acquired in connection with the Camping Gaz and Seatt acquisitions and the effect of the restructuring and other charges described above, increased by $42.4 million during the 1996 period primarily because of lower than expected sales as described above. The Company's net cash used for investing activities was $200.3 million, $61.5 million, and $130.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's capital expenditures were $41.3 million in the year ended December 31, 1996, and the Company used $161.9 million of cash for business acquisitions during the year ended December 31, 1996. For 1997, the Company expects capital expenditures to be within the range of $30.0 to $40.0 million.

    Net cash provided by financing activities was $210.5 million for the year ended December 31, 1996 and consisted primarily of increases in long-term borrowings. The Company paid $2.3 million to acquire 100,000 shares of its common stock in the open market during 1996.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385.1 million ($75.0 million at the then current exchange rates),
b) provide an unsecured revolving credit facility in an amount of $275.0 million, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). Due to the restructuring and other charges as discussed previously and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

     Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At December 31, 1996, $128.1 million would have been available for borrowings under the Company Credit Agreement. The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 2.125% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997 which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, Coleman Holdings Inc.
The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

    The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above.
If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, the Company will need to renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the terms and conditions of such agreements would be as favorable as those now contained in the Company Credit Agreement.

    Coleman financed the acquisition of the shares of Camping Gaz with the net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement. The Notes due 2006 and the Notes due 2008 and the Company's 7.26% Senior Notes due 2007 shall become secured if the Company Credit Agreement becomes secured as discussed above.

    The Company's international operations are located primarily in Japan, Europe, and Canada, which are not considered to be highly inflationary environments. The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

    With respect to foreign currency exposures, the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and interest rate caps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and other monitoring procedures.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are the success of the Company's restructuring programs, negative external factors like adverse weather in North America or other regions and possible consumer spending decline in Japan, and the possibility the Company may be required to renegotiate its credit agreements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

INFLATION

    In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the consolidated financial statements listed in the accompanying List of Financial Statements and Schedules on Page F-1 herein. Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

    The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) and (2) Financial Statements and Schedule.

           See List of Financial Statements and Schedules which appears on page F-1 herein.

       (3) Exhibits

Exhibit No.                            Description
-----------                            -----------

   3.1 Certificate of Incorporation of The Coleman Company, Inc., filed with the Secretary of State of Delaware on December 17, 1991 (incorporated by reference to Exhibit 3.1 to The Coleman Company, Inc. 1993 Annual Report on Form 10-K (the "1993 Coleman 10-K")).

   3.2 Bylaws of The Coleman Company, Inc., as adopted December 18, 1991 (incorporated by reference to Exhibit 3.2 to the 1993 Coleman 10-K).

   4.1 Amended and Restated Credit Agreement dated as of August 3, 1995 among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (the "Company Credit Agreement") (incorporated by reference to Exhibit 4.2 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995 (the "Company's June 30, 1995 Form 10-Q")).

    4.2 Amendment No. 1 dated as of April 30, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996 (the "Company's March 31, 1996 Form 10-Q")).

    4.3 Amendment No. 2 dated as of April 30, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.2 to the Company's March 31, 1996 Form 10-Q).

    4.4 Amendment No. 3 dated as of May 29, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996 (the "Company's September 30, 1996 Form 10-Q").

    4.5 Amendment No. 4 dated as of October 25, 1996 to the Company Credit Agreement (incorporated by reference to Exhibit 4.2 to the Company's September 30, 1996 Form 10-Q).

    4.6X Amendment No. 5 dated as of March 7, 1997 to the Company Credit Agreement.

    4.7 Purchase Agreement dated as of August 3, 1995 among the Company and Purchasers party thereto (the "Notes Agreement")
             (incorporated by reference to Exhibit 4.3 to the Company's June 30, 1995 Form 10-Q).

    4.8 Note Purchase Agreement dated as of May 1, 1996 among the Company and Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 28, 1996).

    4.9 Specimen copy of definitive certificate of Common Stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K (the "1992 Coleman 10-K")).

   10.1 Cross-Indemnification Agreement dated as of February 26, 1992 among New Coleman Holdings Inc., Coleman Finance Holdings Inc., the Company and certain subsidiaries of New Coleman Holdings Inc. and the Company (the "Cross Indemnification Agreement") (incorporated by reference to Exhibit 10.1 to the 1992 Coleman 10-K).

   10.2      Amendment No. 1 dated as of December 30, 1992 to the
             Cross-Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the 1992 Coleman 10-K).

   10.3 Reimbursement Agreement dated as of February 26, 1992 between the Company and MacAndrews Holdings (incorporated by reference to Exhibit 10.4 to the 1992 Coleman 10-K).

   10.4 Subordination Agreement dated as of March 4, 1992 among New Coleman Holdings Inc., Coleman Powermate, Inc., Coleman Spas, Inc., the Company, the Lenders party to the Company Credit Agreement and Credit Suisse, as agent (the "Subordination Agreement") (incorporated by reference to Exhibit 10.17 to the 1992 Coleman 10-K).

   10.5 Amendment No. 1 dated as of December 30, 1992, to the Subordination Agreement (incorporated by reference to Exhibit
             10.18 to the 1992 Coleman 10-K).

   10.6 Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to
             Exhibit 10.29 to the 1992 Coleman 10-K).

   10.7 Amendment No. 1 dated as of February 26, 1992 to the Tax Allocation Agreement (incorporated by reference to Exhibit
             10.30 to the 1992 Coleman 10-K).

   10.8 Amendment No. 2 dated as of December 30, 1992 to the Tax Allocation Agreement (incorporated by reference to Exhibit
             10.31 to the 1992 Coleman 10-K).

   10.9 Amendment No. 3 dated as of May 27, 1993 to the Tax Allocation Agreement (incorporated by reference to Exhibit 10.45 to the Coleman Holdings Inc. S-1, filed on August 6, 1993 (the "Holdings S-1")).

   10.10 Tax Sharing Agreement II dated as of February 26, 1992, among Mafco, Coleman Finance Holdings Inc., the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.25 to the 1992 Coleman 10-K).

   10.11 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement II (incorporated by reference to Exhibit
             10.26 to the 1992 Coleman 10-K).

   10.12 Supplemental Tax Sharing Agreement dated as of February 26, 1992, between the Company and MacAndrews Holdings (incorporated by reference to Exhibit 10.32 to the 1992 Coleman 10-K).

   10.13 Tax Sharing Agreement III dated as of February 26, 1992 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman

             Finance Holdings Inc. (incorporated by reference to Exhibit
             10.27 to the 1992 Coleman 10-K).

   10.14 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement III (incorporated by reference to Exhibit
             10.28 to the 1992 Coleman 10-K).

   10.15 Tax Sharing Agreement V dated as of May 27, 1993 among Mafco, Coleman Worldwide, the Company and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.38 to the Holdings S-1).

   10.16 Tax Sharing Agreement VI dated as of May 27, 1993 between Mafco and Coleman Worldwide (incorporated by reference to Exhibit
             10.39 to the Holdings S-1).

   10.17 Tax Sharing Termination Agreement dated as of May 27, 1993 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc., the Company and subsidiaries of the Company and Coleman Finance Holdings Inc. (incorporated by reference to
             Exhibit 10.40 to the Holdings S-1).

   10.18 Registration Rights Agreement dated as of March 4, 1992 among the Company, Coleman Finance Holdings Inc. and Credit Suisse, as agent (incorporated by reference to Exhibit 10.33 to the 1992 Coleman 10-K).

   10.19 Worldwide Registration Rights Agreement dated as of May 27, 1993 among Coleman Worldwide, the Company, the Lenders Party thereto and the Agent (incorporated by reference to Exhibit
             10.47 to the Holdings S-1).

   10.20 Asset Purchase Agreement dated as of October 10, 1994, by and among E. Acquisition Corporation, the Company, Eastpak, Inc. and Mark Goldman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 2, 1994 (the "Coleman 8-K")).

   10.21 Stock Purchase Agreement dated as of October 10, 1994, by and among M. Acquisition Corporation, the Company and Mark Goldman (incorporated by reference to Exhibit 10.2 to the Coleman 8-K).

   10.22 Contingent Payment Agreement dated as of October 10, 1994, by and among E. Acquisition Corporation, M. Acquisition
             Corporation, the Company and Mark Goldman (incorporated by reference to Exhibit 10.3 to the Coleman 8-K).

   10.23 Agreement for Purchase and Sale of Assets of Seatt Corporation dated October 26, 1995 by and among James McCrink, Seatt Corporation, Seller, and The Coleman Company, Inc., Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 1996).

   10.24 Share Purchase Agreement dated as of February 27, 1996 by and among Butagaz S.N.C. and Bafiges S.A. (incorporated by reference to Exhibit 10.26 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K (the "1995 Coleman 10-K")).

   10.25 Amendment to the Share Purchase Agreement dated as of February 27, 1996 by and among Bafiges S.A. and Butagaz S.N.C. (incorporated by reference to Exhibit 10.27 to the 1995 Coleman 10-K).

   10.26 Shareholders Agreement dated as of February 27, 1996 by and among Butagaz S.N.C., The Coleman Company, Inc. and Bafiges S.A. (incorporated by reference to Exhibit 10.28 to the 1995 Coleman 10-K).

   10.27 Agreement dated as of February 27, 1996 by and between Shell International Petroleum Company Limited, Butagaz S.N.C. on the first part, and Bafiges S.A. and The Coleman Company, Inc. on the second part (incorporated by reference to Exhibit 10.29 to the 1995 Coleman 10-K).

   10.28* Non-Competition, Confidentiality and Release Agreement between the Company and Robert L. Ring, dated as of February 11, 1994 (incorporated by reference to Exhibit 10.46 to the 1993 Coleman 10-K).

   10.29* Employment Agreement dated as of January 1, 1996 between the Company and George Mileusnic (incorporated by reference to Exhibit 10.44 to the 1995 Coleman 10-K).

   10.30* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and George Mileusnic (incorporated by reference to Exhibit 10.5 to the Company's September 30, 1996 Form 10-Q).

   10.31* Employment Agreement dated as of January 1, 1996 between the Company and Larry E. Sanford (incorporated by reference to
             Exhibit 10.46 to the 1995 Coleman 10-K).

   10.32* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Larry E. Sanford (incorporated by reference to Exhibit 10.7 to the Company's September 30, 1996 Form 10-Q).

   10.33* Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to
             Exhibit 10.47 to the 1995 Coleman 10-K.

   10.34* Corrected and Restated Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1996 Form 10-Q).

   10.35* First Amendment dated July 1, 1996 to Employment Agreement effective January 1, 1996 between the Company and Michael N. Hammes (incorporated by reference to Exhibit 10.4 to the Company's June 30, 1996 Form 10-Q).

   10.36* Second Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Michael N. Hammes (incorporated by reference to Exhibit 10.3 to the Company's September 30, 1996 Form 10-Q).

   10.37* Letter Agreement between the Company and Lawrence M. Jones dated as of January 14, 1994 (incorporated by reference to Exhibit 10.57 to the 1993 Coleman 10-K).

   10.38* Employment Agreement dated as of January 20, 1995 between the Company and Frederick J. Fritz (incorporated by reference to
             Exhibit 10.41 to the 1994 Coleman 10-K).

   10.39* Employment Agreement dated as of January 1, 1996 between the Company and Gerald E. Brown (incorporated by reference to
             Exhibit 10.48 to the 1995 Coleman 10-K).

   10.40* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Gerry E. Brown (incorporated by reference to
             Exhibit 10.8 to the Company's September 30, 1996 Form 10-Q).

   10.41* Employment Agreement dated as of January 1, 1996 between the Company and Patrick McEvoy (incorporated by reference to Exhibit 10.1 to the Company's March 31, 1996 Form 10-Q).

   10.42* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Patrick McEvoy (incorporated by reference to
             Exhibit 10.6 to the Company's September 30, 1996 Form 10-Q).

   10.43* Employment Agreement dated as of January 1, 1996 between the Company and David Stearns (incorporated by reference to Exhibit
             10.50 to the 1995 Coleman 10-K).

   10.44* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns (incorporated by reference to
             Exhibit 10.4 to the Company's September 30, 1996 Form 10-Q).

   10.45* Employment Agreement dated as of May 1, 1996 between the Company and Frederik van den Bergh (incorporated by reference to Exhibit 10.1 to the Company's June 30, 1996 Form 10-Q).

   10.46* First Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh (incorporated by reference to Exhibit 10.2 to the Company's September 30, 1996 Form 10-Q).

   10.47*X Second Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh.

   10.48* Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan (incorporated by reference to
             Exhibit 10.2 to the Company's June 30, 1996 Form 10-Q).

   10.49* Addendum dated August 3, 1996 and effective August 1, 1996 to Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan (incorporated by reference to
             Exhibit 10.3 to the Company's June 30, 1996 Form 10-Q).

   10.50* First Amendment dated August 1, 1996 to Employment Agreement effective as of August 1, 1996, by and between The Coleman Company, Inc. and Steven F. Kaplan (incorporated by reference to Exhibit 10.1 to the Company's September 30, 1996 Form 10-Q).

   10.51* The Coleman Company, Inc. Performance Incentive Plan for 1996 (incorporated by reference to Exhibit 10.53 to the 1995 Coleman 10-K).

   10.52* The Coleman Company, Inc. Executive Annual Incentive Plan for 1995 (incorporated by reference to Exhibit 10.49 to the 1994 Coleman 10-K).

   10.53*X   The Coleman Company, Inc. 1996 Stock Option Plan, as amended.

   10.54* The Coleman Retirement Salaried Incentive Savings Plan (incorporated by reference to Exhibit 10.3 to the Company's March 31, 1996 Form 10Q).

   10.55* The Coleman Retirement Incentive Savings Plan (the "Savings Plan") (incorporated by reference to Exhibit 10.54 to the 1995 Coleman 10-K).

   10.56* First Amendment dated as of October 11, 1994 to the Savings Plan (incorporated by reference to Exhibit 10.55 to the 1995 Coleman 10-K).

   10.57* Second Amendment dated as of January 1, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.56 to the 1995 Coleman 10-K).

   10.58* Third Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.57 to the 1995 Coleman 10-K).

   10.59* Fourth Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.58 to the 1995 Coleman 10-K).

   10.60* Fifth Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit 10.59 to the 1995 Coleman 10-K).

   10.61* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.60 to the 1995 Coleman 10-K).

   10.62* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.61 to the 1995 Coleman 10-K).

   10.63* Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit 10.62 to the 1995 Coleman 10-K).

   10.64* New Coleman Holdings Inc. Excess Benefit Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q).

   10.65* The New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Retirement Plan") (incorporated by reference to
             Exhibit 10.63 to the 1995 Coleman 10-K).

   10.66* Amendment dated as of October 17, 1994 to the Retirement Plan (incorporated by reference to Exhibit 10.64 to the 1995 Coleman 10-K).

   10.67* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.65 to the 1995 Coleman 10-K).

   10.68* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.66 to the 1995 Coleman 10-K).

   10.69* Amendment dated as of October 12, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.67 to the 1995 Coleman 10-K).

   10.70* Amendment dated as of January 1, 1996 to the Retirement Plan (incorporated by reference to Exhibit 10.68 to the 1995 Coleman 10-K).

   10.71* Amendment dated as of December 31, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.69 to the 1995 Coleman 10-K).

   10.72* The Coleman Company, Inc. Special Executive Retirement Plan for the benefit of Robert L. Ring, dated as of April 11, 1994 (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1994 Form 10-Q).

   10.73* The Coleman Company, Inc. Consolidated Supplemental Retirement Plan, dated as of January 1, 1996 (incorporated by reference to Exhibit 10.73 to the 1995 Coleman 10-K).

   10.74* First Amendment dated July 1, 1996 to the Consolidated Supplemental Retirement Plan adopted January 1, 1996
             (incorporated by reference to Exhibit 10.5 to the Company's June 30, 1996 Form 10-Q).

   10.75* The Coleman Company, Inc. Executive Employees Deferred Compensation Plan, as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.11 to the Coleman S-1).

   10.76* The Coleman Company, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Coleman S-1).

   10.77* The Coleman Company, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.18 to The Coleman Company, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, filed on November 15, 1993).

   10.78* The Coleman Company, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.78 to the 1995 Coleman 10-K).

   10.79*X Employment Agreement dated as of November 1, 1994 between E. Acquisition Corporation and Mark Goldman.

   10.80*X Employment Agreement dated as of November 1, 1994 between M. Acquisition Corporation and Mark Goldman.

   10.81*X Letter Agreement dated as of February 28, 1997 between the Company and Michael N. Hammes.

   21.1X     Subsidiaries of the Company.

   23.1X     Consent of Independent Auditors.

   24.1X Powers of Attorney executed by Ronald O. Perelman, Donald G. Drapkin, Jordan L. Haines, Lawrence M. Jones, Robert J. Lanigan, Robert S. Miller, John A. Moran, Bruce Slovin, William H. Spoor.

   27X       Financial Data Schedule

------------------------
* Management Contracts and Compensatory Plans
X Filed herewith

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE COLEMAN COMPANY, INC.
                                                    (Registrant)

Date: March 27, 1997                     By:  /s/  JERRY W. LEVIN
     --------------------                   ---------------------------------
                                              Jerry W. Levin
                                              Chairman of the Board,
                                                Acting Chief Executive
                                                Officer, and Director

Date: March 27, 1997                     By:  /s/  STEVEN F. KAPLAN
     --------------------                   ---------------------------------
                                              Steven F. Kaplan
                                              Executive Vice President and
                                                Chief Financial Officer

Date: March 27, 1997                     By:  /s/  MICHAEL A. ZAWALSKI
     --------------------                   ---------------------------------
                                              Michael A. Zawalski
                                              Vice-President Finance

Date: March 27, 1997                     By: /s/  LYNN E. FELDKAMP
     --------------------                   ---------------------------------
                                             Lynn E. Feldkamp
                                             Controller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 1997                     By: RONALD O. PERELMAN *
     --------------------                   ---------------------------------
                                             Ronald O. Perelman
                                             Director

Date: March 27, 1997                     By: DONALD G. DRAPKIN *
     --------------------                   ---------------------------------
                                             Donald G. Drapkin
                                             Director

Date: March 27, 1997                     By: JORDAN L. HAINES *
     --------------------                   ---------------------------------
                                             Jordan L. Haines
                                             Director

Date: March 27, 1997                     By: LAWRENCE M. JONES*
     --------------------                   ---------------------------------
                                             Lawrence M. Jones
                                             Director

Date: March 27, 1997                     By: ROBERT J. LANIGAN*
     --------------------                   ---------------------------------
                                             Robert J. Lanigan
                                             Director

Date: March 27, 1997                     By: ROBERT S. MILLER *
     --------------------                   ---------------------------------
                                             Robert S. Miller
                                             Director

Date: March 27, 1997                     By: JOHN A. MORAN *
     --------------------                   ---------------------------------
                                             John A. Moran
                                             Director

Date: March 27, 1997                     By: BRUCE SLOVIN *
     --------------------                   ---------------------------------
                                             Bruce Slovin
                                             Director

Date: March 27, 1997                     By: WILLIAM H. SPOOR *
     --------------------                   ---------------------------------
                                             William H. Spoor
                                             Director



* Executed on behalf of the named director pursuant to a power of attorney.




Date: March 27, 1997                     By: /s/ LARRY E. SANFORD
     --------------------                   ---------------------------------
                                             Larry E. Sanford
                                             Attorney-in-fact

                         ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                         YEAR ENDED DECEMBER 31, 1996
                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES



     The following consolidated financial statements of The Coleman Company, Inc. and Subsidiaries are included in Item 8:

                                                                      PAGE
                                                                      ----

     Consolidated Balance Sheets as of December 31, 1996 and 1995....  F-3

     Consolidated Statements of Operations
      for the years ended December 31, 1996, 1995 and 1994...........  F-4

     Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1996, 1995 and 1994...........  F-5

     Consolidated Statements of Cash Flows
      for the years ended December 31, 1996, 1995 and 1994...........  F-6

     Notes to Consolidated Financial Statements......................  F-7


    Consolidated financial statement schedules of The Coleman Company, Inc. and Subsidiaries included in Item 14(d):

        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
The Coleman Company, Inc.


     We have audited the accompanying consolidated balance sheets of The Coleman Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP

Denver, Colorado
March 10, 1997

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               December 31,
                                                          --------------------
                                                             1996       1995
                                                          ----------  --------
                     ASSETS
Current assets:
  Cash and cash equivalents.............................. $   17,299  $ 12,065
  Accounts receivable, less allowance of $11,512
   in 1996 and $3,115 in 1995............................    182,418   148,765
  Notes receivable.......................................     27,524    16,544
  Inventories............................................    287,502   216,236
  Income tax refunds receivable - affiliate..............     21,661     2,400
  Deferred tax assets....................................     40,466    20,481
  Prepaid assets and other...............................     14,767    22,308
                                                          ----------  --------
    Total current assets.................................    591,637   438,799
Property, plant and equipment, net.......................    199,182   162,691
Intangible assets related to businesses acquired, net....    341,715   217,289
Deferred tax assets and other............................     27,552    25,708
                                                          ----------  --------
                                                          $1,160,086  $844,487
                                                          ----------  --------
                                                          ----------  --------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...................... $      747  $  1,051
  Short-term borrowings..................................     33,935    19,302
  Accounts payable.......................................     98,906    71,377
  Accrued expenses.......................................    112,906    58,137
                                                          ----------  --------
    Total current liabilities............................    246,494   149,867
Long-term debt...........................................    582,866   354,206
Other liabilities........................................     76,173    48,072
Minority interest........................................      1,608        --
Commitments and contingencies............................
Stockholders' equity:
  Preferred stock, par value $.01 per share;
    20,000,000 shares authorized, no shares
    issued or outstanding............................             --        --
  Common stock, par value $.01 per share; 80,000,000
    shares authorized; 53,222,420 shares issued and
    outstanding in 1996; and 53,177,280 shares issued
    and outstanding in 1995..............................        532       532
  Additional paid-in capital.............................    166,690   165,466
  Retained earnings......................................     82,832   126,179
  Currency translation adjustment........................      3,176       165
  Minimum pension liability adjustment...................       (285)       --
                                                          ----------  --------
    Total stockholders' equity...........................    252,945   292,342
                                                          ----------  --------
                                                          $1,160,086  $844,487
                                                          ----------  --------
                                                          ----------  --------


                See Notes to Consolidated Financial Statements

                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      Year Ended December 31,
                                                 --------------------------------
                                                    1996        1995       1994
                                                 ----------   --------   --------
Net revenues...................................  $1,220,216   $933,574   $751,580
Cost of sales..................................     928,497    649,427    535,710
                                                 ----------   --------   --------
Gross profit...................................     291,719    284,147    215,870
Selling, general and administrative
 expenses......................................     291,669    174,688    128,466
Asset impairment charge........................          --     12,289         --
Restructuring expense..........................          --         --     18,456
Interest expense, net..........................      38,727     24,545     13,374
Amortization of goodwill and
 deferred charges..............................      10,473      7,745      6,209
Other expense, net.............................       1,151        334      1,138
                                                 ----------   --------   --------
(Loss) earnings before income taxes,
 minority interest and extraordinary item......     (50,301)    64,546     48,227
Income tax (benefit) expense...................     (10,927)    24,479     14,747
Minority interest in earnings of Camping Gaz...       1,872         --         --
                                                 ----------   --------   --------
(Loss) earnings before extraordinary item......     (41,246)    40,067     33,480
Extraordinary loss on early extinguishment of
 debt, net of income tax benefit of $431 in
 1996, $503 in 1995, and $435 in 1994..........        (647)      (787)      (677)
                                                 ----------   --------   --------
Net (loss) earnings............................  $  (41,893)  $ 39,280   $ 32,803
                                                 ----------   --------   --------
                                                 ----------   --------   --------
(Loss) earnings per share:
 (Loss) earnings before extraordinary item.....  $    (0.78)  $   0.75   $   0.62
 Extraordinary item............................       (0.01)     (0.01)     (0.01)
                                                 ----------   --------   --------
   Net (loss) earnings.........................  $    (0.79)  $   0.74   $   0.61
                                                 ----------   --------   --------
                                                 ----------   --------   --------
Weighted average common shares outstanding.....      53,197     53,226     53,436
                                                 ----------   --------   --------
                                                 ----------   --------   --------

             See Notes to Consolidated Financial Statements

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                         Common Stock
                                     -------------------  Additional              Currency    Minimum
                                       Number              Paid-In    Retained  Translation   Pension
                                     of Shares    Amount   Capital    Earnings   Adjustment  Liability
                                     ----------   ------  ----------  --------  -----------  ---------
Balance at December 31, 1993.......  53,615,770    $536    $167,514    $60,597     $ (543)    $  --
 Purchases of common stock.........    (597,600)     (6)     (5,224)    (4,341)        --        --
 Stock issued under stock
  option plan......................      53,362       1         538         --         --        --
 Stock option tax benefits.........          --      --          45         --         --        --
 Net earnings......................          --      --          --     32,803         --        --
 Currency translation adjustment...          --      --          --         --      1,443        --
                                     ----------    ----    --------    -------     ------     -----
Balance at December 31, 1994.......  53,071,532     531     162,873     89,059        900        --
 Purchases of common stock.........    (220,000)     (2)     (1,924)    (2,160)        --        --
 Stock issued under stock
  option plan......................     325,748       3       3,935         --         --        --
 Stock option tax benefits.........          --      --         582         --         --        --
 Net earnings......................          --      --          --     39,280         --        --
 Currency translation adjustment...          --      --          --         --       (735)       --
                                     ----------    ----    --------    -------     ------     -----
Balance at December 31, 1995.......  53,177,280     532     165,466    126,179        165        --
 Purchases of common stock.........    (100,000)     (1)       (874)    (1,454)        --        --
 Stock split issuance costs........          --      --         (93)        --         --        --
 Stock issued under stock
  option plan......................     145,140       1       1,737         --         --        --
 Stock option tax benefits.........          --      --         454         --         --        --
 Net loss .........................          --      --          --    (41,893)        --        --
 Currency translation adjustment...          --      --          --         --      3,011        --
 Minimum pension liability
  adjustment, net of tax...........          --      --          --         --         --      (285)
                                     ----------    ----    --------    -------     ------     -----
Balance at December 31, 1996.......  53,222,420    $532    $166,690    $82,832     $3,176     $(285)
                                     ----------    ----    --------    -------     ------     -----
                                     ----------    ----    --------    -------     ------     -----

                 See Notes to Consolidated Financial Statements

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                   Year Ended December 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings.......................... $ (41,893)  $ 39,280   $  32,803
                                              ---------   --------   ---------
Adjustments to reconcile net (loss)
 earnings to net cash flows from
 operating activities:
   Depreciation and amortization.............    36,358     26,523      22,755
   Non-cash restructuring and other charges..    48,269     12,289      10,950
   Extraordinary loss on early
    extinguishment of debt...................     1,078      1,290       1,112
   Minority interest in earnings of
    Camping Gaz..............................     1,872         --          --
   Change in assets and liabilities:
     Decrease (increase) in receivables......       976    (37,833)    (22,122)
     Increase in inventories.................   (42,402)   (49,396)    (10,852)
     (Decrease) increase in accounts
       payable...............................   (12,308)    13,825      (1,403)
     Other, net..............................    (1,279)    (3,789)    (13,302)
                                              ---------   --------   ---------
                                                 32,564    (37,091)    (12,862)
                                              ---------   --------   ---------
Net cash (used) provided by operating
 activities..................................    (9,329)     2,189      19,941
                                              ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................   (41,334)   (29,053)    (34,915)
Purchases of businesses, net of cash
 acquired....................................  (161,875)   (33,385)    (99,587)
Proceeds from sale of fixed assets...........     2,924        928       4,471
                                              ---------   --------   ---------
Net cash used by investing activities........  (200,285)   (61,510)   (130,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings..........   (11,043)     3,106       6,867
Net (payments of) proceeds from revolving
 credit agreement borrowings.................    (2,779)   (61,289)    129,274
Proceeds from issuance of long-term debt.....   235,000    200,000          --
Repayment of long-term debt..................    (6,648)   (73,884)    (10,796)
Debt issuance and refinancing costs..........    (3,902)    (3,569)     (1,955)
Purchases of Company common stock............    (2,329)    (4,086)     (9,571)
Proceeds from stock options exercised
 including tax benefits......................     2,192      4,520         584
                                              ---------   --------   ---------
Net cash provided by financing activities....   210,491     64,798     114,403
                                              ---------   --------   ---------
Effect of exchange rate changes on cash......     4,357     (1,731)     (1,587)
                                              ---------   --------   ---------
Net increase in cash and cash equivalents....     5,234      3,746       2,726
Cash and cash equivalents at beginning
 of the year.................................    12,065      8,319       5,593
                                              ---------   --------   ---------
Cash and cash equivalents at end
 of the year................................. $  17,299   $ 12,065    $  8,319
                                              ---------   --------   ---------
                                              ---------   --------   ---------



               See Notes to Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND:

     The Coleman Company, Inc. ("Coleman" or the "Company") was formed in December 1991 to succeed to the assets and liabilities of the outdoor products business of New Coleman Holdings Inc. ("Holdings") an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco"). Holdings (then named The Coleman Company, Inc.) was acquired in 1989 by MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings", and, together with Mafco, "MacAndrews & Forbes"), a corporation wholly owned through Mafco by Ronald O. Perelman. Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"), which is an indirect wholly-owned subsidiary of Holdings. In March 1992, the Company completed an initial public offering of its common stock. MacAndrews & Forbes indirectly holds 44,067,520 shares of the common stock of Coleman, which represents approximately 83% of the outstanding Coleman common stock as of December 31, 1996.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

CASH EQUIVALENTS:

     Cash equivalents (primarily investments in money market funds and commercial paper which are purchased with original maturities of three months or less) are carried at cost, which approximates fair value.

INVENTORIES:

     Inventories are valued at the lower of cost or market. Cost is principally determined by the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets as follows: land improvements, 5 to 25 years; buildings and building improvements, 7 to 45 years; and machinery and equipment, 3 to 15 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized.

INTANGIBLE ASSETS:

     Intangible assets represent goodwill which is being amortized on a straight-line basis over periods not in excess of 40 years. Accumulated amortization aggregated $38,851 and $29,261 at December 31, 1996 and 1995, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the entity acquired, the carrying amount of the goodwill is reduced to estimated fair value based on market value or discounted cash flows, as appropriate.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


REVENUE RECOGNITION:

     The Company recognizes net revenues upon shipment of merchandise. Net revenues comprise gross revenues less customer returns and allowances.

ADVERTISING AND PROMOTION EXPENSE:

     Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. The amounts charged against operations for the years ended December 31, 1996, 1995 and 1994 were $58,823, $37,544 and $30,831, respectively.

RESEARCH AND DEVELOPMENT:

     Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1996, 1995 and 1994 were $11,082, $6,548, and $5,230, respectively.

SELF INSURANCE:

     The Company participates in insurance programs maintained by Holdings. The Company estimates its liability for the self-insured portions of the risks covered by such programs and accrues appropriate reserves. (See Note 11.)

FOREIGN CURRENCY TRANSLATION:

     The Company's international operations, other than its Brazilian and Mexican operations, are conducted in economic environments which the Company does not consider to be highly inflationary. Assets and liabilities of international operations generally are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date, and income and expense items generally are translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from the translation of these financial statements are recorded as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions and translation of the financial statements of the Company's Brazilian and Mexican operations are included in the results of operations and have not been significant for the years ended December 31, 1996, 1995 and 1994.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

     The Company periodically enters into a variety of foreign currency exchange agreements in the management of foreign currency exposure related primarily to firm commitments, intercompany foreign sales transactions expected to occur within the next twelve months and intercompany accounts receivables and payables.

     At December 31, 1996, the Company did not have any outstanding foreign currency exchange agreements related to firm commitments. At December 31, 1995, the Company had a forward exchange contract to buy $15,000 of Italian lira maturing on May 31, 1996 and had an unrecognized gain of $93. The gains and losses from this contract are accounted for under the deferral method and are recognized and included in income in the same period as a component of the related hedged transactions. In the event it is no longer probable the transactions will be consummated, the gains and losses are recognized immediately in income under the fair value

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


method. At December 31, 1995, the Company had outstanding option contracts for the purchase or sale of Italian lira totaling $10,500, which contracts expired during 1996.

     During the fourth quarter of 1995, the Company elected to adopt the provisions of the Emerging Issues Task Force Issue No. 95-2, "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party" ("EITF 95-2") which narrowed the scope of intercompany foreign currency commitments eligible to be hedged for financial reporting purposes. Under EITF 95-2, the Company reflects the carrying value of its forward currency contract positions relating to intercompany foreign sales transactions on a mark-to-market basis and accounts for the resulting unrecognized gains or losses in income as a component of cost of sales. As a result of this change, the Company increased net income by $3,796 in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the gains and losses associated with these contracts were accounted for under the deferral method. At December 31,1996, the Company had forward exchange contracts to sell $8,500 in Canadian dollars maturing on February 28, 1997, for which the Company has recognized a net gain of $40 as a component of cost of sales. At December 31,1995, the Company had forward exchange contracts to sell $22,969 in foreign currencies, which contracts matured at various dates in 1996 and for which the Company has recognized a net gain of $7,599 as a component of cost of sales.

     The Company also enters into option contracts to hedge intercompany foreign sales transactions. Gains and losses on these contracts are deferred and recognized as an adjustment to cost of sales upon the sale of the related inventory. At December 31, 1996 and 1995, the Company had outstanding option contracts for the sale of Japanese yen at fixed exchange rates totaling $20,038 and $24,926 for specified periods of time which expire during 1997 and 1996, respectively. Net unrealized gains deferred at December 31, 1996 and 1995 were $653 and $125, respectively.

     With respect to intercompany accounts receivable and payables, at December 31, 1996, the Company had forward exchange contracts to sell $26,623 and to buy $3,898 in foreign currencies, which contracts matured at various dates in 1997, and had deferred a net gain of $185. At December 31, 1995, the Company had forward exchange contracts to sell $31,152 and to buy $1,712 in foreign currencies, which contracts matured at various dates in 1996 and had deferred a net gain of $56. The gains and losses from these contracts are accounted for under the deferral method and are recognized and included in income in the same period as a component of the related hedged transactions.

     The Company periodically enters into interest rate swap and cap agreements as a hedge against interest rate exposure of variable rate debt. At December 31, 1996, $25,000 of the Company's outstanding long-term debt was subject to an interest rate swap agreement and $25,000 of the Company's outstanding long-term debt was subject to an interest rate cap. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR for a seven year period commencing January 2, 1996. The agreement is with a major financial institution which is expected to fully perform under the terms of the agreement, thereby mitigating the credit risk from the transaction. The differences to be paid or received on interest rate swap agreements designated as hedges are included in interest expense as payments are made or received. The interest rate cap agreement entitles the Company to receive from a major financial institution the amount, if any, by which the Company's interest payments on $25,000 of its variable rate debt exceed 7.35%. The $509 premium paid for this interest rate cap agreement is included in other assets and is amortized to interest expense over the three-year term of the cap, which commenced January 3, 1995. Payments received as a result of the cap are accrued as a reduction of interest expense on the variable rate debt. In the event the interest rate swap or cap agreements are terminated early and the related debt remains outstanding, the amounts paid or received upon the early

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


termination, along with any unamortized premium, will continue to be amortized over the terms of the original interest rate swap and cap agreements.

CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and derivative financial instruments. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 14), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     LONG- AND SHORT-TERM DEBT: The carrying amounts of the Company's borrowings under its foreign bank lines of credit, revolving credit agreement and other variable rate debt approximate their fair value. The fair value of the Company's senior notes issues (see Note 9) are estimated using discounted cash flow analysis based on the Company's estimated current borrowing rate for similar types of borrowing arrangements.

     FOREIGN CURRENCY EXCHANGE AGREEMENTS: The fair values of the Company's foreign currency agreements are estimated based on quoted market prices of comparable agreements, adjusted through interpolation where necessary for maturity differences.

     INTEREST RATE SWAP AND CAP AGREEMENTS: The fair values of interest rate swap and cap agreements are the amounts at which they could be terminated, based on estimates obtained from dealers.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                   December 31, 1996            December 31, 1995
                                                -------------------------   -------------------------
                                                 Carrying        Fair        Carrying        Fair
                                                  Amount         Value        Amount         Value
                                                of Asset/      of Asset/     of Asset/     of Asset/
                                                (Liability)   (Liability)   (Liability)   (Liability)
                                                -----------   -----------   -----------   -----------
    Cash and cash equivalents..................  $  17,299     $  17,299     $  12,065     $  12,065
    Short-term debt............................    (33,935)      (33,935)      (19,302)      (19,302)
    Long-term debt excluding capital leases....   (583,019)     (578,921)     (354,480)     (370,322)
    Foreign currency exchange agreements.......        940         1,629         8,026         8,287
    Interest rate swap agreements..............         --           296            --          (635)
    Interest rate cap agreement................        170             1           340            18

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS:

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related pronouncements. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

IMPAIRMENT OF LONG-LIVED ASSETS:

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets expected to be disposed of. The Company adopted FAS 121 in the fourth quarter of 1995. The effect of the adoption of FAS 121 is described in Note 3.

2.   ACQUISITIONS

     During April 1994, the Company purchased substantially all the assets of Sanborn Manufacturing Company ("Sanborn") in Eden Prairie, Minnesota, a manufacturer of a broad line of portable and stationary air

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


compressors for consumer and commercial markets distributed primarily through warehouse clubs, home centers and mass merchants in North America, and substantially all the assets and business of Metal Yanes, Ltda. ("Yanes") in Sao Paulo, Brazil, a manufacturer of camping products, including propane and butane fueled lanterns, camp stoves, tents, lantern mantles and fuel. The Sanborn and Yanes acquisitions, which were accounted for under the purchase method of accounting, were completed for the following consideration: (a) approximately $41,066 in cash financed through borrowings under the Company Credit Agreement (as defined in Note 9), (b) assumption of liabilities in the amount of $22,193, and (c) a note payable of $2,999. During 1995, in connection with the Sanborn acquisition, the Company entered into a settlement agreement with the predecessor owners which resolved certain disputes between the parties as well as fulfilled certain obligations owed and anticipated to be owed by the Company to the predecessor owners. These anticipated obligations related to a requirement to make additional payments of up to $4,000 based upon the achievement of certain annual sales levels during the five year period ending December 31, 1998 by Coleman Powermate Compressors, Inc. ("Compressors"), the Company's subsidiary that acquired the Sanborn assets (the "Sales Agreement"). As a result of the settlement, goodwill was increased by $3,282. For 1994, approximately $671 was earned under the terms of the Sales Agreement based on the 1994 sales levels of Compressors, and this amount was recorded as additional goodwill in 1994. The results of operations of these businesses have been included in the consolidated financial statements from the dates of acquisitions.

     On November 2, 1994, the Company purchased substantially all the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (collectively, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. The Eastpak acquisition, which was accounted for under the purchase method, was completed for approximately $57,850 in cash financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $4,130. The Company also entered into an agreement with the predecessor owner of Eastpak to make additional payments based upon the achievement of certain annual sales levels of Eastpak products and other products substantially similar to the Eastpak products during the years ended December 31, 1995, 1996, and 1997. For 1995 and 1996, a total of approximately $11,000 was recorded under the terms of this agreement. An additional amount of up to $12,000 may be earned during the year ended December 31, 1997.
These amounts are recorded as additional goodwill. The results of operations of Eastpak have been included in the consolidated financial statements from the date of acquisition.

     In connection with the final purchase price allocations of the Sanborn and Eastpak acquisitions, the Company recorded goodwill of approximately $53,000. The Company is amortizing these amounts over 40 years. The goodwill of approximately $7,700 associated with the Yanes acquisition was included in the 1995 asset impairment charge of $12,289 related to the Company's operations in Brazil, which is further discussed in Note 3.

     During 1995, the Company purchased all of the outstanding shares of capital stock of Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories, and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. The aggregate purchase price for these acquisitions was $19,516 including fees and expenses. These acquisitions were accounted for using the purchase method of accounting. The purchase price and expenses associated with these acquisitions exceeded the fair value of net assets acquired by $11,186 and the excess has been assigned to goodwill and is being amortized over 20 to 30 years on the straight-line basis. In connection with the ATI purchase, the Company may also be required to record an additional amount of up to $18,750 based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. For 1995 and

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


1996, the amounts earned under the terms of this agreement were immaterial. Amounts earned under the terms of the agreement are recorded as additional goodwill. The results of operations of these companies on a pro forma basis as if their acquisitions had occurred at the beginning of 1995 and 1994, respectively, individually and in the aggregate were not significant to the Company.

     On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,300 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $38,800. The Company is amortizing this amount over 40 years on the straight-line method.

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Camping Gaz is a leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses.

     The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $84,200, which is being amortized over 40 years on the straight-line method. The Company also recognized liabilities in the amount of $21,898 representing severance and other termination benefits for production and administrative employees of Camping Gaz who will be terminated. The Company paid termination costs of approximately $4,385 during 1996 and anticipates all remaining termination costs will be paid during 1997.

     The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

     The following summarized, unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Year Ended
                                                          December 31,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
     Net revenues.................................  $1,246,370   $1,193,295
     (Loss) earnings before extraordinary item....     (41,407)      39,153
     Net (loss) earnings..........................     (42,054)      38,366
     (Loss) earnings per common share:
       (Loss) earnings before extraordinary item..  $    (0.78)  $     0.73
       Net (loss) earnings........................       (0.79)        0.72

3.   RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES

     During 1996, the Company recorded restructuring and certain other charges totaling $52,516, net of tax. The restructuring charges total $45,086, net of tax, and consist of charges to a) integrate the Camping Gaz and Coleman operations into a single global recreation products business, b) exit the low end electric pressure washer business, c) exit a portion of the Company's battery powered light business and settle certain litigation with respect to this business, and d) increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $7,430, net of tax, relate to certain asset write-offs and other tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $44,005, selling, general and administrative expenses includes a pre-tax charge of $30,195, and the provision for income tax expense includes $21,684 of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges.

     During 1995, in connection with the adoption of FAS 121, the Company recognized an asset impairment charge of $12,289 related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, downsizing the manufacturing operations and reducing SG&A and other expenses. Because of these actions, the Company performed an impairment review pursuant to the guidelines set forth in FAS 121 and concluded recognition of an asset impairment charge was appropriate. The basis of the fair values used in the computation of the charge were appraisals for property and equipment and estimated discounted cash flows for goodwill. The charge has been included in the statement of operations under the caption "Asset Impairment Charge".

     During September 1994, the Company restructured its German manufacturing operations. The German Restructuring included the sale of the low margin plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic, including inventory, to a management group. The German Restructuring resulted in a one-time charge of approximately $17,956 before tax and included severance costs of $1,541, commitments to third parties of approximately $5,465 and write-downs of leasehold improvements and other assets to estimated realizable values aggregating $10,950. As a result of the restructuring, the German work force was reduced by about 150 employees from a pre-restructuring level of approximately 250 employees. The restructuring was substantially completed in 1994. In connection with the restructuring, the Company recognized tax benefits of approximately $10,900 relating to the write-off of the Company's investment in its German operations. The Company also announced a plan to change from manufacturing to sourcing for certain textile product lines and to exit the market for personal flotation devices. This plan resulted in a $500 pre-tax charge.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


4.   INVENTORIES

     Inventories consisted of the following:

                                                  December 31,
                                              -------------------
                                                1996       1995
                                              --------   --------
     Raw material and supplies.............   $ 82,399   $ 57,653
     Work-in-process.......................     12,878      5,389
     Finished goods........................    192,225    153,194
                                              --------   --------
                                              $287,502   $216,236
                                              --------   --------
                                              --------   --------

     Generally, inventory costs are determined by the FIFO method; however, approximately 13% and 10% of total inventories at December 31, 1996 and 1995, respectively, are determined using the last-in, first-out ("LIFO") method. If such inventories were stated using the FIFO method, such amounts would approximate the LIFO carrying values.

5.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consisted of the following:

                                                  December 31,
                                              -------------------
                                                1996       1995
                                              --------   --------
     Land and land improvements............   $  8,772   $  6,318
     Buildings and building improvements...     78,760     67,989
     Machinery and equipment...............    194,714    142,941
     Construction-in-progress..............     15,519     13,105
                                              --------   --------
                                               297,765    230,353
     Accumulated depreciation..............    (98,583)   (67,662)
                                              --------   --------
                                              $199,182   $162,691
                                              --------   --------
                                              --------   --------

     Depreciation expense was $25,770, $19,142, and $16,793 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                  December 31,
                                              -------------------
                                                1996       1995
                                              --------    -------
     Compensation and related benefits.....   $ 29,331    $14,201
     Other.................................     83,575     43,936
                                              --------    -------
                                              $112,906    $58,137
                                              --------    -------
                                              --------    -------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


7.   OTHER LIABILITIES

     Other liabilities consisted of the following:
                                                        December 31,
                                                    --------------------
                                                       1996       1995
                                                    --------    --------

     Pensions and other postretirement benefits.... $ 52,229    $ 40,240
     Other.........................................   23,944       7,832
                                                    --------    --------
                                                    $ 76,173    $ 48,072
                                                    --------    --------
                                                    --------    --------

8.  SHORT-TERM BORROWINGS

     The Company maintained foreign bank lines of credit aggregating $119,101, and $64,375, of which $33,935 and $19,302 were outstanding at
December 31, 1996 and 1995, respectively. The weighted average interest rate on amounts borrowed was approximately 2.4% and 7.1% at December 31, 1996 and 1995, respectively.

     Outstanding letters of credit aggregated approximately $32,897 and $40,036 at December 31, 1996 and 1995, respectively.

9.   LONG-TERM DEBT

     Long-term debt consisted of the following:
                                                  December 31,
                                            -----------------------
                                               1996         1995
                                            ---------    ---------

     7.26% Senior Notes due 2007 (a)....... $ 200,000    $ 200,000
     7.10% Senior Notes due 2006 (b).......    85,000           --
     7.25% Senior Notes due 2008 (c).......    75,000           --
     Revolving credit facility (d).........   146,350      150,150
     Term loan (d).........................    73,478           --
     Other.................................     3,785        5,107
                                            ---------    ---------

                                              583,613      355,257
     Less current portion .................       747        1,051
                                            ---------    ---------
                                            $ 582,866    $ 354,206
                                            ---------    ---------
                                            ---------    ---------

     (a) On August 8, 1995, the Company completed a private placement issuance and sale of $200,000 aggregate principal amount of 7.26% Senior Notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is payable semiannually, and the principal is payable in annual installments of $40,000 each commencing August 8, 2003, with a final installment payment of $40,000 due on August 8, 2007. If there is a default, the interest rate will be the greater of (i) 9.26% or (ii) 2.0% above the prime interest rate.

          The 2007 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


          sale and leaseback transactions under the terms of the note purchase agreement. The 2007 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in (d) below.

     (b) On June 13, 1996, the Company completed a private placement issuance and sale of $85,000 aggregate principal amount of 7.10% Senior Notes due 2006 (the "2006 Notes"). Interest on the 2006 Notes is payable semiannually, and the principal is payable in annual installments of $12,143 each commencing June 13, 2000, with a final installment payment of $12,143 due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2.0% above the prime interest rate.

          The 2006 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement. The 2006 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in
          (d) below.

     (c) On June 13, 1996, the Company completed a private placement issuance and sale of $75,000 aggregate principal amount of 7.25% Senior Notes due 2008 (the "2008 Notes"). Interest on the 2008 Notes is payable semiannually, and the principal is payable in annual installments of $15,000 each commencing June 13, 2004, with a final installment payment of $15,000 due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2.0% above the prime interest rate.

          The 2008 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement. The 2008 Notes shall become secured if the Company Credit Agreement becomes secured as discussed in
          (d) below.

     (d) In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385,125 ($73,478 at current exchange rates), b) provide an unsecured revolving credit facility in an amount of $275,000, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed in Note 3 and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

          The Company Credit Agreement is available to the Company until April 30, 2001. The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or
          (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 2.125% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


          Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

          The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997 which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets.
          In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, Coleman Holdings Inc. The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

     The aggregate scheduled amounts of long-term debt maturities in the years 1997 through 2001 are $747, $500, $2,357, $12,207, and $232,005, respectively.

10.  INCOME TAXES

     The Company is included in the consolidated federal income tax return of Mafco and certain state tax returns of Mafco or its affiliates. For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns. The accompanying consolidated balance sheet includes approximately $21,661 and $2,400 of federal and state income taxes receivable from affiliate at December 31, 1996 and 1995, respectively.

     For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                         Year Ended December 31,
                                                     -------------------------------
                                                        1996       1995       1994
                                                     --------   --------   ---------
     (Loss) earnings before income taxes, minority
       interest and extraordinary item:
         Domestic................................... $(29,532)  $ 78,980   $  70,602
         Foreign....................................  (20,769)   (14,434)    (22,375)
                                                     --------   --------   ---------
                                                     $(50,301)  $ 64,546   $  48,227
                                                     --------   --------   ---------
                                                     --------   --------   ---------

                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

     Significant components of the provision for income tax (benefit) expense were as follow:

                                               Year Ended December 31,
                                           -------------------------------
                                              1996       1995       1994
                                           ---------   --------   --------
     Current:
       Federal............................ $    (709)  $ 18,415   $  6,782
       State..............................      (334)     3,825      1,574
       Foreign............................     3,454      3,853      2,248
                                           ---------   --------   --------

         Total current....................     2,411     26,093     10,604
                                           ---------   --------   --------

     Deferred:
       Federal............................   (10,686)    (3,104)     6,069
       State..............................    (2,178)      (725)     1,114
       Foreign............................      (474)     2,215     (3,040)
                                           ---------   --------   --------

         Total deferred...................   (13,338)    (1,614)     4,143
                                           ---------   --------   --------

                                           $ (10,927)  $ 24,479   $ 14,747
                                           ---------   --------   --------
                                           ---------   --------   --------


     The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                       Year Ended December 31,
                                                      ------------------------
                                                      1996      1995     1994
                                                      -----     -----    -----

     (Benefit) provision at statutory rate..........  (35.0)%   35.0%    35.0%
     State taxes, net...............................   (4.6)     2.5      3.6
     Recognition of permanent basis differences
       related to loss on restructuring of
       foreign investment...........................     --       --    (10.3)
     Nondeductible amortization ....................    5.0      2.9      3.4
     Foreign operations.............................    4.3     (0.1)    (2.5)
     Valuation allowance............................    7.0       --       --
     Puerto Rico operations.........................    0.4     (2.6)      --
     Other, net.....................................    1.2      0.2      1.4
                                                      -----     -----    -----

     Effective tax rate (benefit) provision ........  (21.7)%   37.9%    30.6%
                                                      -----     -----    -----
                                                      -----     -----    -----

              THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                  (IN THOUSANDS, EXCEPT SHARE DATA)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31,
                                                        -----------------
                                                          1996      1995
                                                        -------   -------
   Deferred tax assets:
     Postretirement benefits other than pensions.....   $12,370   $11,986
     Reserves for self-insurance and warranty costs..     6,678     4,777
     Pension liabilities.............................     8,828     4,942
     Inventory.......................................     8,245     5,579
     Net operating loss carryforwards................    14,875     3,103
     Impaired assets.................................        --    10,068
     Other, net......................................    24,026     5,555
                                                        -------   -------
        Total deferred tax assets....................    75,022    46,010
   Valuation allowance...............................    (7,501)       --
                                                        -------   -------
           Net deferred tax assets...................    67,521    46,010
                                                        -------   -------
    Deferred tax liabilities:
      Depreciation...................................    18,248    17,611
      Other, net.....................................     7,675     5,125
                                                        -------   -------
        Total deferred tax liabilities...............    25,923    22,736
                                                        -------   -------
           Net deferred tax assets...................   $41,598   $23,274
                                                        -------   -------
                                                        -------   -------

    During 1996, the Company increased the valuation allowance related to certain foreign deferred tax assets due to uncertainties over realization. At December 31, 1996, the Company had net operating loss carryforwards ("NOL's") of approximately $42,677 for certain foreign income tax purposes. These NOL's expire beginning in 1999.

    The Company has not provided for taxes on undistributed foreign earnings of approximately $16,904 at December 31, 1996 as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11. RELATED PARTY TRANSACTIONS

    In 1996, the Company entered into an agreement with an affiliate in which the Company realized approximately $1,800 of net tax benefits associated with certain foreign tax net operating loss carry forwards that had not previously been recognized.

    The Company provided management services to certain affiliates pursuant to a management agreement through June 30, 1995. The consolidated financial statements reflect the management fees as a reduction in selling, general and administration expenses. For the years ended December 31, 1995 and 1994, management fees earned by the Company were $2,400 and $4,800, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

    MacAndrews & Forbes provides the Company, at the Company's request, with certain allocated services, pursuant to a services agreement. These allocated services are purchased by MacAndrews & Forbes from third party providers on behalf of the Company. Such services include professional services, such as legal and accounting, insurance coverage and other services. The Company reimburses MacAndrews & Forbes for that portion of amounts due to third party providers as is allocable to the services purchased for and provided to the Company and reimburses MacAndrews & Forbes for their other out-of-pocket expenses incurred in connection with providing such services. The Company participates in certain of Holdings' insurance programs, including health and life insurance, workers compensation, and liability insurance. The Company's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. The expense was $13,923, $9,874, and $10,586 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company purchases and sells products from and to certain affiliates. These amounts are not, in the aggregate, material.

12. EMPLOYEE BENEFIT PLANS

PENSION PLANS:

    Holdings maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The U.S. salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The U.S. hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

    Holdings also has an unfunded excess benefit plan covering certain of the Company's U.S. employees whose benefits under the plans described above are limited by provisions of the Internal Revenue Code. The following table reconciles the funded status of the pension plans with the amount recognized in the Company's consolidated balance sheets as of the dates indicated:

                                                           December 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
    Actuarial present value of benefit obligation:
      Accumulated benefit obligation, including
       vested benefits of $18,686 and $15,282........  $(21,933)   $(17,588)
                                                       --------    --------
                                                       --------    --------
    Projected benefit obligation for service
     rendered to date................................  $(37,092)   $(32,284)
    Plan assets at fair value........................    16,197       9,696
                                                       --------    --------
    Projected benefit obligation in excess
     of plan assets..................................   (20,895)    (22,588)
    Unrecognized prior service cost..................        50          57
    Unrecognized net loss............................     7,999       8,869
                                                       --------    --------
    Accrued pension cost.............................   (12,846)    (13,662)
                                                       --------    --------
    Amount reflected as an intangible asset..........      (288)         --
    Amount reflected as minimum pension
     liability adjustment............................      (470)         --
                                                       --------    --------
    Amount reflected as pension liability............  $(13,604)   $(13,662)
                                                       --------    --------
                                                       --------    --------

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 7.25% as of December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1996 and 1995. The expected long-term rate of return on assets was 9% as of December 31, 1996, 1995 and 1994. Plan assets consist primarily of common stock, mutual funds and fixed income securities stated at fair market value, and cash equivalents stated at cost, which approximates fair market value. Unrecognized items are being recognized over the estimated remaining service lives of active employees.

    Net pension expense includes the following components:

                                              Year Ended December 31,
                                             --------------------------
                                               1996     1995      1994
                                             -------   -------   ------
    Service cost-benefits attributed to
     service during the year...............   $3,098   $ 2,125   $2,051
    Interest cost on projected
     benefit obligation....................    2,442     2,004    1,554
    Actual return on plan assets...........   (1,490)   (1,347)     391
    Net amortization and deferrals.........      844       834    (750)
                                             -------   -------   ------
    Net pension expense....................  $ 4,894   $ 3,616   $3,246
                                             -------   -------   ------
                                             -------   -------   ------

SAVINGS PLAN:

    In January 1990, Holdings initiated an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company's full-time U.S. employees and allows employees to contribute up to 10% of their salary to the plan. The Company matches, at a 33 1/3% rate, employee contributions

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

of up to 6% of their salary. Amounts charged to expense for matching contributions were $1,314, $1,165, and $927 for the years ended December 31,1996, 1995 and 1994, respectively.

RETIREE HEALTH CARE AND LIFE INSURANCE:

    The Company, through Holdings, provides certain unfunded health and life insurance benefits for certain retired employees. Approximately 53 percent of the Company's U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company.

    The following table reconciles the funded status of the Company's allocable portion of Holdings' postretirement benefit plans with the amount recognized in the Company's consolidated balance sheets as of the dates indicated:

                                                           December 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
    Accumulated postretirement benefit obligation:
      Retirees.......................................  $ (6,682)   $ (6,660)
      Fully eligible active plan participants........    (3,015)     (2,991)
      Other active plan participants.................   (10,664)    (10,904)
                                                       --------    --------
    Total accumulated postretirement benefit
     obligation......................................   (20,361)    (20,555)
    Unrecognized transition benefit..................    (3,973)     (4,239)
    Unrecognized prior service cost..................      (492)       (580)
    Unrecognized net (gain) loss.....................      (976)        936
                                                       --------    --------
    Net postretirement benefit liability.............  $(25,802)   $(24,438)
                                                       --------    --------
                                                       --------    --------

    Net periodic postretirement benefit expense includes the following components:

                                                      Year Ended December 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
    Service cost-benefits attributed to service
     during the year..............................   $1,044   $  756   $  901
    Interest cost on accumulated postretirement
     benefit obligation...........................    1,454    1,352    1,268
    Amortization of transition benefit
     and other net gains..........................     (354)    (455)    (354)
                                                     ------   ------   ------
    Net periodic postretirement benefit expense...   $2,144   $1,653   $1,815
                                                     ------   ------   ------
                                                     ------   ------   ------
    The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5% and 7.25% as of December 31, 1996 and 1995, respectively. The assumed health care cost trend rate used in measuring the APBO at December 31, 1996 was 8% starting in 1997, then gradually decreasing to 5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic benefit expense reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1996 by approximately 18% and the service and interest cost components of net periodic postretirement benefit expense by approximately 23%.

            THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE DATA)


STOCK OPTION PLAN:

     The Company adopted The Coleman Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") prior to the effective date of the IPO.
During 1993, the shareholders approved the 1993 Stock Option Plan (the "1993 Stock Option Plan") and during 1996, the shareholders approved The Coleman Company, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). Under the terms of the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Stock Option Plan (collectively the "Stock Option Plans"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") may be granted to key employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

     The following table summarizes the stock option transactions under the Stock Option Plans:

                                      1996                    1995                     1994
                             ----------------------  ----------------------   ----------------------
                                          Weighted-               Weighted-                Weighted-
                                           Average                Average                  Average
                                           Exercise               Exercise                 Exercise
                              Options        Price    Options       Price      Options       Price
                             ---------    ---------  ---------    ---------   ---------    ---------
Outstanding - January 1,     2,572,930      $15.25   2,310,888     $ 14.03    1,256,540      $12.61
  Granted:
    at market price            294,000       19.73     637,000       17.89    1,272,450       15.13
    above market price         381,000       15.00           -           -            -           -
  Exercised                   (154,890)      12.17    (325,748)      12.09      (53,362)      10.12
  Forfeited                    (75,410)      14.19     (49,210)      13.14     (164,740)      12.98
                             ---------               ---------                ---------
Outstanding - December 31,   3,017,630       15.84   2,572,930       15.25    2,310,888       14.03
                             ---------               ---------                ---------
                             ---------               ---------                ---------
Exercisable - December 31,     513,440       13.25     413,526       12.84      488,488       12.15
                             ---------               ---------                ---------
                             ---------               ---------                ---------
Weighted-average fair
 value of options granted
 during the year:
   at market price           $    6.62              $     7.13
                             ---------               ---------
                             ---------               ---------
   above market price        $    3.21                       -
                             ---------               ---------
                             ---------               ---------

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1996:


             Options Outstanding                       Options Exercisable
----------------------------------------------------  ----------------------
                              Weighted-
                               Average     Weighted-               Weighted-
   Range of                   Remaining     Average                Average
   Exercise       Number     Contractual    Exercise   Number      Exercise
    Prices     Outstanding      Life         Price    Exercisable   Price
-------------  -----------   -----------   ---------  -----------  ---------
$ 9.75-$14.32    770,630      1.59 years    $ 13.05     393,440    $  12.71
$14.33-$15.13    606,000      7.32            14.98     120,000       15.06
$15.14-$16.30    755,000      7.92            16.06           -           -
$16.31-$23.13    886,000      8.86            18.65           -           -
               ---------                                -------
$ 9.75-$23.13  3,017,630      6.46                      513,440
               ---------                                -------
               ---------                                -------

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


     As described in Note 1, the Company follows APB 25 in accounting for its stock compensation arrangements. Pro forma financial information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of ISOs and NQSOs granted during 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.11% and 5.91 % for 1996 and 1995, respectively, dividend yield of 0.0%, volatility of the expected market price of the Company's common stock of 20.2% and 30.8% for 1996 and 1995, respectively, and a weighted-average expected life of the option of 5.5 years.

     FAS 123 requires the use of option valuation models, one of which is the Black-Scholes model, that were not developed for use valuing ISOs or NQSOs. Further, these option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, based on the above, the existing models do not necessarily provide a reliable single measure of the fair value of its ISOs or NQSOs.

     The following summarized, unaudited pro forma results of operations assume the estimated fair value of the ISOs and NQSOs granted in 1996 and 1995 is amortized to expense over the ISOs' and NQSOs' vesting period. FAS 123 does not require disclosure of the effect of any grants of stock based compensation prior to 1995 and, therefore, the pro forma effect on net earnings of FAS 123 is not representative of the pro forma effect on net earnings in future years.

                                                 Year Ended December 31,
                                                 -----------------------
                                                     1996        1995
                                                   --------    -------
     Pro forma net (loss) earnings..........      $(42,760)   $39,009

     Pro forma net (loss) earnings per
      common share..........................      $  (0.80)   $  0.73


13.  COMMITMENTS AND CONTINGENCIES

LEASES:

     The Company leases manufacturing, administrative and sales facilities and various types of equipment under operating lease agreements expiring through 2007. Rental expense was $14,164, $11,526, and $9,520 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1996, aggregated $43,573; such commitments for each of the five years subsequent to December 31, 1996 are $12,379, $11,135, $6,189, $4,296, and $2,619, respectively, and $6,955 thereafter.

     The Company leases its Hastings, Nebraska facility and the corporate office building in Denver, Colorado under agreements which give the Company the right, subject to certain qualifications, to renew, terminate, or purchase the properties. Upon termination, the Company has guaranteed the lessor certain residual values.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)


ENVIRONMENTAL MATTERS:

     The Company is subject to various environmental regulations and has adopted an environmental policy designed to ensure the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate, were not significant in 1996, and are not expected to be significant in the foreseeable future. Coleman has established reserves for various environmental matters to cover the estimated costs of the investigations, remedial activities and litigation.

OTHER:

     The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

     The Company is also party to a license agreement which requires payments of minimum guaranteed royalties aggregating to $8,225 at December 31, 1996; such commitments for each of the four years remaining under the agreement subsequent to December 31, 1996 are $933, $1,768, $2,454, and $3,070,
respectively.

14.  SIGNIFICANT CUSTOMERS

     The Company's U.S. and Canadian operations have one significant customer which accounted for approximately 15%, 19%, and 21% of net revenues in the years ended December 31, 1996, 1995 and 1994, respectively.

15.  CASH FLOW REPORTING

     The Company uses the indirect method to report cash flows from operating activities. Interest paid was $37,608, $23,976, and $11,933 and income taxes paid were $7,041, $12,246, and $27,411 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain non-cash transactions relating to acquisitions and the issuance of long-term debt have been reported in Notes 2 and 9.

16.  PREFERRED STOCK

     The Company has authorized 20,000,000 shares of preferred stock, par value $0.01 per share. The Company's Certificate of Incorporation authorizes the Board of Directors to provide for the issuance of a series of preferred stock, to establish the number of shares of each such series and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof.

               THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT SHARE DATA)


17.  GEOGRAPHIC SEGMENTS

     The Company designs, manufactures and markets a wide variety of multiuse products and accessories, which are primarily marketed through independent retail markets, for the outdoor recreation and hardware consumers. The Company is a leading manufacturer and marketer of brand name consumer products for the camping and related outdoor recreation markets in the United States, Canada, Europe, and Japan.

     Operating profit, as indicated below, represents net revenues less operating expenses and amortization of goodwill. Generally, sales between geographic areas are made at cost plus a share of operating profit. Identifiable assets are those used by each geographic segment. Corporate assets are principally cash, certain property and equipment, income tax refunds receivable - affiliate, and deferred charges. The geographic segment presentation has been restated for the years ended December 31, 1995 and 1994 to reflect the European segment which became a significant segment for the year ended December 31, 1996, primarily due to the impact of the Camping Gaz operations.

     Information related to the Company's geographic segments is as follows:

                                             Year Ended December 31,
                                       ----------------------------------
                                          1996         1995        1994
                                       ----------   ----------   --------
     Net revenues:
       Domestic - U.S. ..........      $  916,260   $  716,018   $566,098
                - Export.........          91,125       90,434     93,917
       Europe....................         168,780       52,233     52,461
       Other foreign.............         219,350      169,836    121,545
       Eliminations..............        (175,299)     (94,947)   (82,441)
                                       ----------   ----------   --------
                                       $1,220,216   $  933,574   $751,580
                                       ----------   ----------   --------
                                       ----------   ----------   --------
     Operating profit:
       Domestic (a)..............      $   19,915   $  120,915   $ 94,773
       Europe (b)................         (17,505)      (3,241)   (23,203)
       Other foreign (c).........           4,027      (10,540)     2,222
                                       ----------   ----------   --------
                                            6,437      107,134     73,792

     Corporate expenses..........         (18,011)     (18,043)   (12,191)
     Interest expense............         (38,727)     (24,545)   (13,374)
                                       ----------   ----------   --------
     (Loss) earnings before income
       taxes, minority interest and
       extraordinary item........      $  (50,301)  $   64,546   $ 48,227
                                       ----------   ----------   --------
                                       ----------   ----------   --------
     Identifiable assets:
       Domestic..................      $  782,373   $  696,681   $559,599
       Europe....................         247,412       70,478     72,908
       Other foreign.............          83,033       59,107     54,573
       Corporate.................          47,268       18,221     25,185
                                       ----------   ----------   --------
                                       $1,160,086   $  844,487   $712,265
                                       ----------   ----------   --------
                                       ----------   ----------   --------

-------------------
(a)  Includes $49,257 of restructuring and other charges in 1996.

(b) Includes $20,002 of restructuring and other charges in 1996 and $17,956 related to the German Restructuring in 1994.

(c) Includes $4,941 of restructuring and other charges in 1996 and $12,289 of asset impairment charges in 1995.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                    (IN THOUSANDS, EXCEPT SHARE DATA)

18. QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

    Summarized quarterly financial data for 1996 and 1995 are as follow:

                                               Quarter Ended
                              -------------------------------------------------
                                                      Septem-        Decem-
                              March 31,   June 30,   ber 30,(a)   ber 31,(b)(c)
                              ---------   --------   ----------   -------------
1996
----
Net revenues................  $273,560    $452,654    $269,607       $224,395
Gross profit................    80,966     137,538      39,894         33,321
Earnings (loss) before
 extraordinary item.........    15,039      28,046     (48,458)       (35,873)
Net earnings (loss).........    15,039      27,399     (48,458)       (35,873)
Earnings (loss) per share:
  Earnings (loss) before
   extraordinary item.......  $   0.28    $   0.53    $  (0.91)      $  (0.67)
  Net earnings (loss).......      0.28        0.52       (0.91)         (0.67)

1995
----
Net revenues................  $224,024    $311,281    $211,817       $186,452
Gross profit................    68,496      99,575      65,932         50,144
Earnings (loss) before
 extraordinary item.........    13,247      27,594       9,056         (9,830)
Net earnings (loss).........    13,247      27,594       8,269         (9,830)
Earnings (loss) per share:
  Earnings (loss) before
   extraordinary item.......  $   0.25    $   0.52    $   0.17       $  (0.18)
  Net earnings (loss).......      0.25        0.52        0.16          (0.18)

-------------------
(a) For the third quarter of 1996, the gross profit amount includes $33,567 of restructuring and other charges. The loss before extraordinary item and net loss amounts include an after tax charge of $44,495 related to restructuring and other charges.

(b) For the fourth quarter of 1996, the gross profit amount includes $10,438 of restructuring and other charges. The loss before extraordinary item and net loss amounts include an after tax charge of $8,021 related to restructuring and other charges.

(c) For the fourth quarter of 1995, the gross profit amount includes $7,599 of income as a result of adopting the provisions of EITF 95-2. The loss before extraordinary item and net loss amounts include an after tax asset impairment charge of $9,856 as a result of adopting FAS 121 and an after tax credit of $3,796 as a result of adopting the provisions of EITF 95-2.