Form 10-Q
period 1997-03-31
COLEMAN CO INC
filed 1997-05-13
CIK 21627

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the quarterly period ended    MARCH 31, 1997
                                  --------------

                                          or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from    to

Commission File Number:               1-988
                                      -----

                           THE COLEMAN COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                        13-3639257
         -------------------------------       ------------------
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)

       1767 DENVER WEST BLVD., GOLDEN, COLORADO           80401
       ----------------------------------------           -----
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
The number of shares outstanding of the registrant's par value $.01 common stock was 53,357,256 shares as of May 5, 1997, of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                              Exhibit Index on Page 11.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                 INDEX

                      PART I.  FINANCIAL INFORMATION           Page
                                                               ----
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Operations
          Three months ended March 31, 1997 and 1996              3

         Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996                    4

         Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1997 and 1996              5

         Notes to Condensed Consolidated Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                       11

Item 6.  Exhibits and Reports on Form 8-K                        11

         Signatures                                              12

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

             ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                            Three Months
                                                          Ended March 31,
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Net revenues                                          $295,464       $273,560
Cost of sales                                          214,422        192,594
                                                      --------       --------
Gross profit                                            81,042         80,966
Selling, general and administrative expenses            65,873         46,737
Interest expense, net                                   10,712          8,081
Amortization of goodwill and deferred charges            2,865          2,247
Other expense, net                                         271             30
                                                      --------       --------
Earnings before income taxes and minority interest       1,321         23,871
Income tax expense                                         510          8,832
Minority interest in earnings of Camping Gaz               112             --
                                                      --------       --------
Net earnings                                          $    699       $ 15,039
                                                      --------       --------
                                                      --------       --------
Earnings per common share                             $    .01       $    .28
                                                      --------       --------
                                                      --------       --------
Weighted average common shares outstanding              53,231         53,165
                                                      --------       --------
                                                      --------       --------

         See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                  March 31,    December 31,
                                                     1997          1996
                                                 ----------     ----------
                     ASSETS
Current assets:
  Cash and cash equivalents                      $   12,866    $    17,299
  Accounts and notes receivable, less allowance
    of $9,934 in 1997 and $11,512 in 1996           286,278        231,603
  Inventories                                       288,166        287,502
  Deferred tax assets                                39,895         40,466
  Prepaid assets and other                           16,529         14,767
                                                 ----------     ----------
      Total current assets                          643,734        591,637
Property, plant and equipment, net                  194,739        199,182
Intangible assets related to businesses
  acquired, net                                     334,012        341,715
Deferred tax assets and other                        32,577         27,552
                                                 ----------     ----------
                                                 $1,205,062     $1,160,086
                                                 ----------     ----------
                                                 ----------     ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts and notes payable                     $  194,462     $  132,841
  Other current liabilities                         115,329        113,653
                                                 ----------     ----------
      Total current liabilities                     309,791        246,494

Long-term debt                                      568,034        582,866
Other liabilities                                    75,711         76,173
Minority interest                                     1,549          1,608

Contingencies

Stockholders' equity:
  Common stock                                          532            532
  Additional paid-in capital                        169,495        166,690
  Retained earnings                                  83,531         82,832
  Currency translation adjustment                    (3,128)         3,176
  Minimum pension liability adjustment                 (453)          (285)
                                                 ----------     ----------
      Total stockholders' equity                    249,977        252,945
                                                 ----------     ----------
                                                 $1,205,062     $1,160,086
                                                 ----------     ----------
                                                 ----------     ----------


               See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                           1997        1996
                                                         --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $    699    $  15,039
                                                         --------    ---------
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
    Depreciation and amortization                           9,590        7,588
    Minority interest in earnings of Camping Gaz              112           --
    Change in assets and liabilities:
      Increase in receivables                             (60,454)     (84,659)
      Increase in inventories                              (5,258)     (28,420)
      Increase in accounts payable                         18,655        8,741
      Other, net                                           (4,383)     (11,145)
                                                         --------    ---------
                                                          (41,738)    (107,895)
                                                         --------    ---------
Net cash used by operating activities                     (41,039)     (92,856)
                                                         --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (6,313)      (6,866)
Purchases of businesses, net of cash acquired                  --      (60,132)
Proceeds from sale of fixed assets                          2,126          186
                                                         --------    ---------
Net cash used by investing activities                      (4,187)     (66,812)
                                                         --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) proceeds from revolving credit
  agreement borrowings                                     (8,959)     125,713
Net change in short-term borrowings                        48,996       29,611
Repayment of long-term debt                                   (64)        (172)
Debt issuance and refinancing costs                          (718)          --
Purchases of Company common stock                              --       (2,329)
Proceeds from stock options exercised                         197          967
                                                         --------    ---------
Net cash provided by financing activities                  39,452      153,790
                                                         --------    ---------
Effect of exchange rate changes on cash                     1,341          629
                                                         --------    ---------
Net decrease in cash and cash equivalents                  (4,433)      (5,249)
Cash and cash equivalents at beginning of the period       17,299       12,065
                                                         --------    ---------
Cash and cash equivalents at end of the period           $ 12,866    $   6,816
                                                         --------    ---------
                                                         --------    ---------

            See Notes to Condensed Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)
                                 (Unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of The Coleman Company, Inc. ("Coleman" or "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  INVENTORIES

    The components of inventories consist of the following:

                                              March 31,     December 31,
                                                1997           1996
                                              --------       --------
    Raw material and supplies                 $ 83,710       $ 82,399
    Work-in-process                             16,036         12,878
    Finished goods                             188,420        192,225
                                              --------       --------
                                              $288,166       $287,502
                                              --------       --------
                                              --------       --------

3.  OTHER CHARGES

    During the three months ended March 31, 1997, the Company recorded certain other charges totaling $2,435, net of tax, primarily related to severance costs associated with recent executive changes.

4.  RELATED PARTY TRANSACTION

    During the three months ended March 31, 1997, the Company agreed to purchase an inactive subsidiary from an affiliate for $1,000. The Company expects to realize certain foreign tax benefits from this transaction in future years. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transaction. The $2,608 excess value of tax benefits acquired over the purchase price has been accounted for as a capital contribution.

5.  SUBSEQUENT EVENT

    In April 1997, the Company announced its intentions to (i) close its corporate headquarters in Golden, Colorado, (ii) close its Geneva, Switzerland international headquarters, (iii) reduce the Company's workforce by approximately 10% and (iv) close or relocate three domestic factories and close one international factory. Most of the

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)
                                 (Unaudited)

costs associated with these actions will be reflected in the results of operations for the quarter ended June 30, 1997.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    As part of its strategy to improve its business processes, the Company has announced several restructuring initiatives designed to reduce costs and improve profitability and competitiveness. In March 1997, the Company announced that it would close its executive offices in Golden, Colorado, with most of its administrative functions expected to return to its Wichita, Kansas facility. In April 1997, the Company announced its intention to (i) eliminate 700 employees, which represent approximately 10% of its current work force, (ii) close or relocate three domestic factories and close one international factory,
(iii) close its Geneva, Switzerland international headquarters, (iv) rationalize its product lines, including a significant reduction in SKUs, and (v) sell its pressure washer business. In addition, the Company may sell other non-strategic businesses if suitable opportunities arise. The Company has already begun to implement its new restructuring plan. The Company has announced plans to close its Hastings, Nebraska factory which was used in the manufacturing of portable power generators and pressure washers. The Company expects to incur certain restructuring and other charges in connection with these initiatives during 1997. The Company recorded other charges of approximately $2.4 million, net of taxes, for the first quarter of 1997 and expects to record a significantly greater amount of restructuring and other charges for the second quarter of 1997. There can be no assurance as to the amount of the restructuring and other charges to be recorded in the second quarter of 1997 or that restructuring and other charges will not be recorded in subsequent periods.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

    Net revenues of $295.5 million in 1997 were $21.9 million or 8.0% greater than in 1996 with outdoor recreation products increasing $29.2 million or 15.5% and hardware products decreasing $7.3 million or 8.6%. Geographically, United States and Canadian revenues decreased 7.9% while international revenues increased 60.6%.

    Outdoor recreation products revenues increased $29.2 million or 15.5%. The sales increase includes the effects of Camping Gaz, a business acquired in March 1996. Excluding the estimated effects of the Camping Gaz acquisition and the strengthening of the US dollar, sales decreased approximately 3.9% reflecting the Company's initiatives to reduce its dependence on promotional programs. Hardware products revenues decreased $7.3 million or 8.6% due to the decline in pressure washer sales, a result of the Company's decision to exit the electric pressure washer business.

    Gross margins decreased as a percent of sales by 2.2 percentage points from 29.6% in 1996. The decrease is driven by the effect of lower production levels and to a lesser extent increased resin costs associated with the Company's plastics business. The closing or relocating of three domestic factories and the closing of one international factory as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in the latter part of 1997.

    Selling, general and administrative ("SG&A") expenses were $65.9 million in 1997 compared to $46.7 million in 1996, an increase of 40.9%. The increase in SG&A expenses reflects SG&A expenses associated with the Camping Gaz acquisition and severance costs associated with recent executive changes.

    Interest expense was $10.7 million in 1997 compared with $8.1 million in 1996, an increase of $2.6 million. This increase was primarily the result of higher borrowings to fund the Camping Gaz acquisition and to a lesser extent higher interest rates.

                      COLEMAN COMPANY, INC. AND SUBSIDIARIES


    Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

    The Company recorded a provision for income tax expense of $0.5 million or 38.6% of pre-tax earnings in 1997 compared to a provision for income tax expense of $8.8 million or 37.0% of pre-tax earnings in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used $41.0 million and $92.9 million of cash during the three months ended March 31, 1997 and 1996. During the 1997 period, receivables increased $60.5 million as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Despite the seasonality of the business, inventories were approximately equal to the levels at December 31, 1996 as a result of the Company's initiatives to reduce inventory. The Company's net cash used for investing activities was $4.2 million and $66.8 million for the three months ended March 31, 1997 and 1996, respectively. The Company's capital expenditures were $6.3 million in the three months ended March 31, 1997. Net cash provided by financing activities for the three months ended March 31, 1997 consisted primarily of an increase in short-term borrowings to finance the seasonal increase in working capital.

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit.
Availability under the Company's domestic revolving credit agreement, as amended (the "Company Credit Agreement"), is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At March 31, 1997, $135.1 million was available for borrowings under the Company Credit Agreement. However, debt instruments of Coleman Worldwide Corporation ("Coleman Worldwide") and Coleman Holdings Inc. ("Coleman Holdings") contain certain provisions that by their terms restrict the Company's ability to, among other things, incur debt. Accordingly, to the extent that borrowings by the Company of amounts otherwise available under the Company Credit Agreement exceed the level of borrowings permitted by such holding company debt instruments, a default will result under such debt instruments.

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

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such covenants, the Company Credit Agreement excludes up to $30.0 million of charges in connection with the Company's restructuring initiatives.

    Substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, Coleman Holdings. On May 6, 1997, Coleman Worldwide and Coleman Holdings jointly announced that Coleman Holdings intends to redeem its Senior Secured

                      COLEMAN COMPANY, INC. AND SUBSIDIARIES


Discount Notes due 1998 (the "Holdings Notes") on or about July 15, 1997, and that Coleman Worldwide intends to retire its Liquid Yield Option-TM- Notes due 2013 (the "LYONs-TM-"). Coleman Worldwide will make an offer to pay cash for the LYONs in excess of the market value of the shares of the Company's common stock for which the LYONs may be exchanged. Coleman Worldwide expects to commence the offer as soon as reasonably practicable and to redeem any remaining LYONs on May 27, 1998. Redemption of the Holdings Notes and retirement of the LYONs will be made with the proceeds from the issuance of debt securities (the "Notes") by a newly formed holding company. Upon the redemption of the Holdings Notes and retirement of the LYONs, the Notes are expected to be secured by the shares of the Company's common stock owned by Coleman Worldwide.

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

    The Company periodically uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

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

SEASONALITY

    The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year. The Company's annual results are generally dependent on its results during the second quarter. Furthermore, the Company has announced and is in the process of implementing certain restructuring initiatives, which the Company expects to have an impact on its results during the remainder of 1997. There can be no assurance as to the Company's success in implementing such initiatives or the results therefrom or as to any adverse impact of the Company's restructuring initiatives.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) the success of the Company's restructuring programs, (ii) negative external factors like adverse weather in North America or other regions, (iii) possible continued consumer spending decline

                      COLEMAN COMPANY, INC. AND SUBSIDIARIES


in Japan, (iv) the possibility the Company may be required to renegotiate its credit agreements, and (v) difficulties or delays in executing the sale of the Notes, the proceeds from which will be used to redeem the Holdings Notes and retire the LYONs, as well as other difficulties in effecting such redemption and retirement.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT INDEX                        DESCRIPTION
              -------------                        -----------

                  10.1*+ Letter Agreement dated as of March 15, 1997 between the Company and Frederick J. Fritz.

                  27+          Financial Data Schedule

              -------------
              * Management Contracts and Compensatory Plans
              + Filed herewith

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                      COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE COLEMAN COMPANY, INC.
                                              (Registrant)



Date:  May 12, 1997                    By: /s/ Steven F. Kaplan
                                           ----------------------------------
                                           Steven F. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer