Form 10-Q
period 1997-06-30
COLEMAN CO INC
filed 1997-08-14
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended      JUNE 30, 1997
                                    -------------
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from           to

Commission File Number:                 1-988
                                        -----

                              THE COLEMAN COMPANY, INC.
                              -------------------------
              (Exact name of registrant as specified in its charter)


                     DELAWARE                        13-3639257
                     --------                        ----------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)


    2111 E. 37TH STREET NORTH, WICHITA, KANSAS          67219
    ------------------------------------------          -----
    (Address of principal executive offices)          (Zip Code)

    1767 DENVER WEST BLVD., GOLDEN, COLORADO            80401
    -----------------------------------------           -----
    (Former address of principal executive offices)   (Zip Code)

                                    316-832-2700
                                    ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.    /X/  Yes         No
                                    -----       -----
The number of shares outstanding of the registrant's par value $.01 common stock was 53,368,726 shares as of August 4, 1997 of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                            Exhibit Index on Page 13.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      INDEX


                         PART I.  FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.      Condensed Consolidated Financial Statements:

               Condensed Consolidated Statements of Earnings
                Three months ended June 30, 1997 and 1996 and
                Six months ended June 30, 1997 and 1996                      3

               Condensed Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996                          4

               Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 1997 and 1996                      5

               Notes to Condensed Consolidated Financial Statements          6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8


                           PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                              13

Item 4.      Submission of Matters to a Vote of Security Holders            13

Item 6.      Exhibits and Reports on Form 8-K                               14

             Signatures                                                     15

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months                 Six Months
                                                            Ended June 30,              Ended June 30,
                                                       -----------------------     -----------------------
                                                          1997          1996          1997          1996
                                                       ---------     ---------     ---------     ---------
Net revenues                                           $ 383,514     $ 452,654     $ 678,978     $ 726,214
Cost of sales                                            281,601       315,116       496,023       507,710
                                                       ---------     ---------     ---------     ---------
Gross profit                                             101,913       137,538       182,955       218,504
Selling, general and administrative expenses              70,111        78,916       135,984       125,653
Interest expense, net                                     11,027        10,732        21,739        18,813
Amortization of goodwill and deferred charges              2,762         2,897         5,627         5,144
Other expense, net                                           526           627           797           657
                                                       ---------     ---------     ---------     ---------
Earnings before income taxes,
 minority interest and extraordinary item                 17,487        44,366        18,808        68,237
Income tax expense                                         6,637        14,369         7,147        23,201
Minority interest in earnings of Camping Gaz                 731         1,951           843         1,951
                                                       ---------     ---------     ---------     ---------
Earnings before extraordinary item                        10,119        28,046        10,818        43,085
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit                          --           (647)          --           (647)
                                                       ---------     ---------     ---------     ---------
Net earnings                                           $  10,119     $  27,399     $  10,818     $  42,438
                                                       ---------     ---------     ---------     ---------
Earnings per share:
  Earnings before extraordinary item                   $    0.19     $    0.53     $    0.20     $    0.81
  Extraordinary item                                         --          (0.01)          --          (0.01)
                                                       ---------     ---------     ---------     ---------
    Net earnings                                       $    0.19     $    0.52     $    0.20     $    0.80
                                                       ---------     ---------     ---------     ---------
Weighted average common shares outstanding                53,338        53,190        53,285        53,178
                                                       ---------     ---------     ---------     ---------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                     June 30,      December 31,
                                                                       1997            1996
                                                                    ----------     -----------
                             ASSETS
Current assets:
  Cash and cash equivalents                                         $   17,047      $   17,299
  Accounts and notes receivable, less allowance of $9,262
   in 1997 and $11,512 in 1996                                         312,238         231,603
  Inventories                                                          252,880         287,502
  Deferred tax assets                                                   40,040          40,466
  Prepaid assets and other                                              15,734          14,767
                                                                    ----------     -----------
    Total current assets                                               637,939         591,637
Property, plant and equipment, net                                     180,161         199,182
Intangible assets related to businesses acquired, net                  326,683         341,715
Deferred tax assets and other                                           31,275          27,552
                                                                    ----------     -----------
                                                                    $1,176,058      $1,160,086
                                                                    ----------     -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts and notes payable                                        $  202,559      $  132,841
  Other current liabilities                                            126,789         113,653
                                                                    ----------     -----------
    Total current liabilities                                          329,348         246,494
Long-term debt                                                         522,819         582,866
Other liabilities                                                       62,299          76,173
Minority interest                                                        1,904           1,608
Contingencies
Stockholders' equity:
Common stock                                                               534             532
  Additional paid-in capital                                           170,739         166,690
  Retained earnings                                                     93,650          82,832
  Currency translation adjustment                                       (4,614)          3,176
  Minimum pension liability adjustment                                    (621)           (285)
                                                                    ----------     -----------
    Total stockholders' equity                                         259,688         252,945
                                                                    ----------     -----------
                                                                    $1,176,058      $1,160,086
                                                                    ----------     -----------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                         --------------------------
                                                                             1997            1996
                                                                         -----------     ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $    10,818     $   42,438
                                                                         -----------     ----------
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
      Depreciation and amortization                                           19,393         17,112
      Non-cash restructuring and other charges                                 9,897           --
      Extraordinary loss on early extinguishment of debt                        --            1,078
      Minority interest in earnings of Camping Gaz                               843          1,951
      Change in assets and liabilities:
        Increase in receivables                                              (83,057)      (141,964)
        Decrease (increase) in inventories                                    27,526        (14,318)
        Increase in accounts payable                                          19,992         24,298
        Other, net                                                             3,272         23,055
                                                                         -----------     ----------
                                                                              (2,134)       (88,788)
                                                                         -----------     ----------
   Net cash provided (used) by operating activities                            8,684        (46,350)
                                                                         -----------     ----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (12,660)       (18,803)
   Purchases of businesses, net of cash acquired                                --         (158,228)
   Proceeds from sale of fixed assets                                          2,815            433
                                                                         -----------     ----------
   Net cash used by investing activities                                      (9,845)      (176,598)
                                                                         -----------     ----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of revolving credit agreement borrowings                     (49,959)       (31,996)
   Net change in short-term borrowings                                        51,594         24,068
   Proceeds from issuance of long-term debt                                     --          235,000
   Repayment of long-term debt                                                (2,376)        (5,917)
   Debt issuance and refinancing costs                                          (766)        (1,765)
   Purchases of Company common stock                                            --           (2,329)
   Proceeds from stock options exercised                                       1,443          1,655
                                                                         -----------     ----------
   Net cash (used) provided by financing activities                              (64)       218,716
                                                                         -----------     ----------
   Effect of exchange rate changes on cash                                       973          3,531
                                                                         -----------     ----------
   Net decrease in cash and cash equivalents                                    (252)          (701)
   Cash and cash equivalents at beginning of the period                       17,299         12,065
                                                                         -----------     ----------
   Cash and cash equivalents at end of the period                        $    17,047     $   11,364
                                                                         -----------     ----------

              See Notes to Condensed Consolidated Financial Statements

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Coleman Company, Inc. ("Coleman" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   INVENTORIES

     The components of inventories consist of the following:

                                             June 30,   December 31,
                                               1997         1996
                                            ---------   ------------
               Raw material and supplies    $ 67,937      $ 82,399
               Work-in-process                11,569        12,878
               Finished goods                173,374       192,225
                                            --------      --------
                                            $252,880      $287,502
                                            --------      --------

3.   RESTRUCTURING AND OTHER CHARGES

     During the six months ended June 30, 1997, the Company recorded restructuring and other charges totaling $22,551 and related tax benefits of $8,569. The second quarter pre-tax restructuring charge of $18,623 related primarily to (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. These restructuring initiatives are expected to be substantially completed within one year. Pre-tax restructuring and other costs totaling $3,928 were recorded, primarily selling, general and administrative ("SG&A") expenses, in the first quarter of 1997 and related primarily to executive severance costs.

     The costs associated with the second quarter restructuring charge included pre-tax charges of $12,919 related to exiting certain products and facilities of which $10,261 was reflected in cost of sales and $2,658 in SG&A expenses. Included in this restructuring charge was $8,632 of pre-tax charges related primarily to the write down of inventory and fixed assets to estimated net realizable value, and $4,287 of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs, of which $1,134 was paid as of June 30, 1997.

     The costs associated with the second quarter restructuring charge also included $5,704 of termination costs for 389 factory and administrative employees of which $1,141 was reflected in cost of sales and $4,563 in SG&A expenses. As of June 30, 1997, $1,763 of these termination benefits were paid to the 234 employees who were terminated as of that date.

     During 1996, the Company recorded restructuring charges primarily to (i) integrate the Camping Gaz and Coleman operations, and (ii) exit certain products. Activities associated with the implementation of those plans are substantially completed or are in process at June 30, 1997. Remaining liabilities of approximately $8,500 at June 30, 1997, relate primarily to anticipated returns of discontinued products and to closing certain factory, warehouse and office facilities.

4.   RELATED PARTY TRANSACTION

     As of March 31, 1997, the Company purchased an inactive subsidiary from an affiliate for $1,000. The Company expects to realize certain foreign tax benefits from this transaction in future years. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transaction. The $2,608 excess value of estimated realizable tax benefits acquired over the purchase price has been accounted for as a capital contribution.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As part of its strategy to improve profitability, the Company has developed a restructuring program including plans to (i) close its executive offices in Golden, Colorado, with most of its administrative functions relocating to its Wichita, Kansas facility, (ii) reduce its work force by approximately
10% or 700 employees, (iii) close or relocate several of its factories, (iv) close its Geneva, Switzerland international headquarters, (v) rationalize its product lines, including a significant reduction in SKUs, and (vi) exit its pressure washer business. In addition, the Company continues to evaluate the various components of its business operations and may, as a result of those ongoing evaluations, decide to sell certain businesses or assets if suitable opportunities arise. Several of the initiatives involved in the Company's restructuring plan, including closing and relocating certain administrative and manufacturing facilities, were substantially completed as of June 30, 1997. The remaining initiatives are expected to be substantially completed within one year.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

     Net revenues of $383.5 million in 1997 were $69.1 million or 15.3% less than in 1996 with outdoor recreation products decreasing $48.6 million or 13.7% and hardware products decreasing $20.5 million or 21.2%. The outdoor recreation products revenues decrease primarily reflects reduced sales in Japan due to weak market conditions and a program to reduce wholesaler inventories and the inclusion of Camping Gaz revenues from the date of acquisition in 1996. The hardware products revenues decrease is primarily due to a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business. Geographically, United States and Canadian revenues decreased 0.3% while international revenues decreased 38.6% reflecting the decline in outdoor recreation products revenues outside the United States as described above.

     Gross margins of 29.5%, excluding the impact of restructuring and other charges which are more fully described below, decreased as a percent of sales by 0.9 percentage points from 30.4% in 1996. The decrease is primarily the result of the effect of lower sales of high margin products in Japan.
Closing several of the Company's factories as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in future periods.

     SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $62.9 million or 16.4% of sales in 1997 compared to $78.9 million or 17.4% of sales in 1996. The decrease in SG&A expenses reflects reduced promotional and advertising spending, cost reductions from the integration of the Camping Gaz business and timing of the acquisition in 1996, and the restructuring initiatives implemented in 1997.

     During the second quarter of 1997, the Company recorded restructuring charges totaling $18.6 million of which $11.4 million was reflected in cost of sales and $7.2 million in SG&A expenses. These charges relate to the Company's restructuring initiatives designed to improve profitability. Tax benefits of $7.1 million associated with these charges are reflected in income tax expense.

     Interest expense was $11.0 million in 1997 compared with $10.7 million in 1996, an increase of $0.3 million. This increase was primarily the result of higher interest rates.

     Minority interest in the second quarter of 1997 reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the second quarter of 1996, minority interest reflected the approximately 30% share of Camping Gaz held by other shareholders and also the minority interests in certain subsidiary operations acquired with the Camping Gaz business.

     The Company recorded a provision for income tax expense of $6.6 million or 38.0% of pre-tax earnings in 1997 compared to a provision for income tax expense of $14.4 million or 32.4% of pre-tax earnings in 1996.
The increase in the effective tax rate in 1997 as compared to 1996 is primarily due to reduced tax benefits associated with certain of the Company's offshore operations.

     During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million net of tax) which represented a write-off of the related unamortized financing costs associated with its then existing credit agreement.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

     Net revenues of $679.0 million in 1997 were $47.2 million or 6.5% less than in 1996 with outdoor recreation products decreasing $19.4 million or 3.6% and hardware products decreasing $27.8 million or 15.3%. The outdoor recreation products revenues decrease is largely attributable to lower sales in Japan due to weak market conditions and a program to reduce wholesaler inventories. The hardware products revenues decrease is primarily due to a decline in pressure washer sales as a result of the Company's decision to exit the pressure washer business. Geographically, United States and Canadian revenues decreased 3.3% while international revenues decreased 13.1% primarily related to lower sales in Japan. Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

     Gross margins of 28.6%, excluding the impact of restructuring and other charges which are more fully described below, decreased as a percent of sales by
1.5 percentage points from 30.1% in 1996. The decrease is primarily the result of the effect of lower sales of high margin products in Japan. The closing of several of the Company's factories as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in future periods.

     SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $124.4 million in 1997 compared to $125.7 million in 1996, a decrease of 1.0%. The inclusion of a full six months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses, however these increases were more than offset by reduced costs in the Company's various promotional programs and benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

     During the 1997 period, the Company recorded restructuring charges totaling $22.6 million of which $11.0 million was reflected in cost of sales and $11.6 million in SG&A expenses. These charges relate to the Company's restructuring initiatives designed to improve profitability. Tax benefits of $8.6 million associated with these charges are reflected in income tax expense.

     Interest expense was $21.7 million in 1997 compared with $18.8 million in 1996, an increase of $2.9 million. This increase was primarily the result of higher interest rates and increased borrowings related to the Camping Gaz acquisition.

     Minority interest in the 1997 period reflects the minority interests held by other shareholders in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the 1996 period, minority interest reflected the approximately 30% share of Camping Gaz held by other shareholders and also the minority interests in certain subsidiary operations acquired with the Camping Gaz business.

     The Company recorded a provision for income tax expense of $7.1 million or 38.0% of pre-tax earnings in 1997 compared to a provision for income tax expense of $23.2 million or 34.0% of pre-tax earnings in 1996. The increase in the effective tax rate in 1997 as compared to 1996 is primarily due to reduced tax benefits associated with certain of the Company's offshore operations.

     During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million net of tax) which represented a write-off of the related unamortized financing costs associated with its then existing credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided $8.7 million of cash during the six months ended June 30, 1997 and used $46.4 million of cash in the same period a year ago. Net cash provided by operating activities during the 1997 period reflects an increase in receivables and a decrease in inventories as a result of the seasonality of the Company's sales and was also favorably impacted by improved management of receivables and inventories. The Company's net cash used for investing activities was $9.8 million and $176.6 million for the six months ended June 30, 1997 and 1996, respectively. The Company used $158.2 million of cash in the 1996 period for the Camping Gaz and Seatt business acquisitions.
The Company's capital expenditures were $12.7 million in the six months ended June 30, 1997.

     As part of its strategy to improve profitability, the Company has announced several restructuring initiatives. The Company has recognized year-to-date pre-tax charges of $22.6 million associated with these actions and expects to record additional pre-tax charges of approximately $7.0 million during the remaining periods of 1997. These restructuring initiatives are expected to generate cost savings in the future from reductions in personnel, production facilities and administrative overhead. There can be no assurance as to the Company's success in implementing its planned initiatives or the results therefrom, the amount of future charges, or against any adverse impact of the Company's restructuring initiatives.

     The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. The Company's Amended and Restated Credit Agreement, dated as of August 3, 1995, as amended (the "Company Credit Agreement"), consists of a $275.0 million unsecured revolving credit facility (the "Revolving Credit Facility") and a term loan facility of approximately 385.0 million French Francs (approximately $66.1 million at June 30, 1997 exchange rates). Availability under the Revolving Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At June 30, 1997, $173.5 million was available for borrowings under the Company Credit Agreement.

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

     The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such covenants, the Company Credit Agreement excludes, among other things, up to $30.0 million of pre-tax charges in connection with the Company's restructuring initiatives. In addition to the Company Credit Agreement, the Company has private placement notes outstanding totaling $360.0 million (the "Private Placement Notes") which, among other provisions, provide for the Private Placement Notes to become secured if the Company Credit Agreement becomes secured.

     The Company believes that cash flow from operations and borrowings under the Company Credit Agreement will be sufficient for the Company to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various covenants, including without limitation, those described above, and the various covenants in the Private Placement Notes. If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, the Company will need to seek a waiver of such provisions, renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the Company would be able to obtain such waiver or that terms and conditions of such renegotiated or alternative agreements, if any, would be as favorable as those now contained in the Company Credit Agreement.

     All of the shares of the Company's common stock owned by Coleman Worldwide Corporation ("Coleman Worldwide") are pledged to secure indebtedness of Coleman Worldwide and Coleman Escrow Corp. ("Coleman Escrow"). On May 20, 1997, Coleman Escrow issued approximately $732.0 million in principal amount at maturity of Senior Secured Discount Notes due 2001 (the "Escrow Notes"). A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Holdings Inc. ("Coleman Holdings") and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Holdings Notes"). A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Worldwide and used by it to accept for exchange on June 20, 1997, $545.1 million aggregate principal amount at maturity of Liquid Yield Option Notes-TM- due 2013 (the "LYONs"-TM-). Coleman Worldwide plans to redeem the remaining $16.5 million aggregate principal amount at maturity of LYONs on May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes. Following the redemption of the Holdings Notes, Coleman Holdings was merged into Coleman Escrow and the name of Coleman Escrow was changed to "Coleman Holdings Inc." The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is a put right or an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations.

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) difficulties or delays in the reduction of wholesaler inventories in Japan, (ii) unanticipated costs or delays in eliminating low or unprofitable products or businesses or closing facilities or consummating the Company's other restructuring activities, (iii) unanticipated costs or delays in developing new products, (iv) the possibility the Company fails to meet the various restrictive covenants of the Company Credit Agreement, (v) a decrease in the public's interest in camping and related activities, and (vi) adverse weather, market or economic conditions which negatively affect demand for the Company's products.

                           PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 annual meeting of shareholders was held on May 13, 1997.
Directors elected at the meeting were Ronald O. Perelman, Donald G. Drapkin, Lawrence M. Jones, Robert J. Lanigan, Jerry W. Levin, Robert S. Miller, John A. Moran, Bruce Slovin, and William H. Spoor, constituting the entire board of directors. All of the directors were elected without opposition. There were no broker nonvotes. Other matters voted on were proposals to (i) ratify the appointment of Ernst & Young LLP as the independent certified public accountants for the Company for 1997, (ii) ratify and adopt The Coleman Company, Inc. Executive Annual Incentive Plan, and (iii) consider a proposal to amend The Coleman Company, Inc. 1993 Stock Option Plan.

     The tabulation of votes for each matter is as follows:

          1.   ELECTION OF DIRECTORS

                      Nominees
                          for                          Against or
                      Directors             For         Withheld   Abstained
                      ---------             ---         --------   ---------
                  Ronald O. Perelman     51,286,138      60,864        --
                  Donald G. Drapkin      51,288,398      58,604        --
                  Lawrence M. Jones      51,286,418      60,584        --
                  Robert J. Lanigan      51,288,698      58,304        --
                  Jerry W. Levin         51,288,598      58,404        --
                  Robert S. Miller       51,288,098      58,904        --
                  John A. Moran          51,288,698      58,304        --
                  Bruce Slovin           51,288,698      58,304        --
                  William H. Spoor       51,288,098      58,904        --

          Subsequent to being elected by the shareholders, Robert J. Lanigan and Robert S. Miller resigned as directors. Ann D. Jordan and James D. Robinson III were appointed by the remaining directors to fill these vacancies.

     2.   RATIFICATION OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                             51,320,591      13,626     12,785

     3.   RATIFICATION AND ADOPTION OF THE EXECUTIVE ANNUAL INCENTIVE PLAN

                                             49,165,945     185,345     37,616

     4.   PROPOSAL TO AMEND THE 1993 STOCK OPTION PLAN

                                             51,115,400     190,610     40,992

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit Index                       Description
          -------------                       -----------
              3.1+       By-Laws of The Coleman Company, Inc., as amended.

             10.1*+      The Coleman Company, Inc. 1993 Stock Option
                         Plan, as amended.

             10.2* The Coleman Company, Inc. Executive Annual Incentive Plan, incorporated by reference to Exhibit A, pp. 30 to 34, of the Company's 1997 Proxy Statement.

             10.3*+      The Coleman Company, Inc. 1992 Stock Option
                         Plan, as amended.

             10.4*+      The Coleman Company, Inc. 1996 Stock Option
                         Plan, as amended.

             10.5*+ Letter agreement dated as of June 30, 1997 between the Company and Frederick van den Bergh.

             27 +        Financial Data Schedule
          ---------------
          *   Management Contracts and Compensatory Plans
          +   Filed herewith

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               THE COLEMAN COMPANY, INC.
                                                     (Registrant)



Date:   August 13, 1997                   By: /s/  Steven F. Kaplan
     --------------------                    -------------------------------
                                             Steven F. Kaplan
                                             Executive Vice President and
                                             Chief Financial Officer