Form 10-K405
period 1997-12-31
COLEMAN CO INC
filed 1998-03-24
CIK 21627

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.

                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended     DECEMBER 31, 1997
                          ------------------------------

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ____________________

Commission file Number            1-988

                               THE COLEMAN COMPANY, INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                             13-3639257
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

          2111 E 37TH STREET NORTH, WICHITA, KANSAS                 67219
          (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:      316-832-2700
             Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of each class                   on which registered
              -------------------                  ---------------------
         COMMON STOCK, $.01 PAR VALUE             NEW YORK STOCK EXCHANGE

                  SAME CLASS                    THE PACIFIC STOCK EXCHANGE
                                               (unlisted trading privileges)

                  SAME CLASS                       MIDWEST STOCK EXCHANGE
                                               (unlisted trading privileges)

         Securities registered pursuant to Section 12(g) of the Act:     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes      No
                                          ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the closing sale price of the common stock on March 3, 1998, was approximately $307,672,838.

     As of March 3, 1998, there were 53,610,950 shares of the registrant's common stock outstanding, of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.



                        Exhibit Index at pages 39 through 45.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                             1997 FORM 10-K ANNUAL REPORT


                                  TABLE OF CONTENTS


                                        PART I                          Page
                                                                        ----
Item 1.   Business...................................................     3
Item 2.   Properties.................................................     9
Item 3.   Legal Proceedings..........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders........    11

                                      PART II

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters...............................    12
Item 6.   Selected Financial Data....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    14
Item 8.   Financial Statements and Supplementary Data................    21
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    21

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.........    21
Item 11.  Executive Compensation.....................................    25
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management................................................    36
Item 13.  Certain Relationships and Related Transactions.............    37

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K..................................................    39
          Signatures.................................................    46

                                     PART I


ITEM 1.    BUSINESS

OVERVIEW

     The Coleman Company, Inc. ("Coleman" or the "Company") is a leading manufacturer and marketer of consumer products for outdoor recreation and home hardware use on a global basis. The Company's products have been sold domestically and internationally under the Coleman brand name since the 1920s. The Company believes its strong market position is attributable primarily to its well-recognized trademarks, particularly the Coleman brand name, broad product line, product quality and innovation, and marketing, distribution and manufacturing expertise.

     The Company has two primary classes of products, outdoor recreation and hardware. The Company's principal outdoor recreation products include a comprehensive line of lanterns and stoves, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, daypacks, adventure travel gear, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products. The Company's principal hardware products include portable generators, portable and stationary air compressors, and safety and security products such as smoke alarms, carbon monoxide detectors and thermostats. The Company has entered into a Stock Purchase Agreement dated as of February 18, 1998 (the "CSS Sale Agreement") with Ranco Incorporated of Delaware ("Ranco") and Siebe plc, the parent of Ranco, for the sale of Coleman Safety & Security Products, Inc. ("CSS"), which manufactures such safety and security products. The Company's products, which are mostly used for outdoor recreation, home improvement projects, and emergency preparedness, are distributed predominantly through mass merchandisers, home centers and other retail outlets.

BACKGROUND

     Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of CLN Holdings Inc. ("CLN Holdings"), an indirect wholly-owned subsidiary of New Coleman Holdings Inc. ("Holdings"), an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 82% of the outstanding Coleman common stock as of December 31, 1997.

     On February 27, 1998, CLN Holdings and Coleman (Parent) Holdings Inc., the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (the "CLN Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and a wholly-owned subsidiary of Sunbeam ("Laser Merger Sub"). The CLN Holdings Merger Agreement provides that, among other things, Laser Merger Sub will be merged (the "CLN Holdings Merger") with CLN Holdings. Pursuant to the CLN Holdings Merger Agreement, the shares of CLN Holdings' common stock issued and outstanding immediately prior to the effective time of the CLN Holdings Merger will be converted into the right to receive in the aggregate 14,099,749 shares of Sunbeam's common stock and $159,957,756 in cash, without interest. In addition, the outstanding $732.0 million principal amount at maturity of Senior Secured Discount Exchange Notes due 2001 (the "Escrow Notes") of CLN Holdings will remain an obligation of CLN Holdings following the CLN Holdings Merger.

     Coincident with the execution of the CLN Holdings Merger Agreement, the Company, Sunbeam and a wholly-owned subsidiary of Sunbeam ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the CLN Holdings Merger Agreement, collectively the "Merger Agreements"), providing that, among other things, Merger Sub will be merged (the "Coleman Merger") with the Company. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger
(other than shares held by Coleman Worldwide and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest.

     Consummation of the CLN Holdings Merger is subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements
Act of 1976, as amended, and the satisfaction of certain other customary conditions. It is currently anticipated that the CLN Holdings Merger will be completed later this month or early next month. Consummation of the Company Merger is subject to the completion of the CLN Holdings Merger at the filing of certain definitive documents required in connection therewith with the Securities and Exchange Commission. It is anticipated that the Company Merger will be consummated later this Spring.

     Following consummation of the CLN Holdings Merger, CLN Holdings will be a direct wholly-owned subsidiary of Sunbeam. Following consummation of the Coleman Merger, the Company will be an indirect wholly-owned subsidiary of Sunbeam.

     The Company has made several acquisitions in recent years designed to expand its product lines. In 1996, the Company ac quired the French company Application des Gaz ("Camping Gaz") which is a leader in the European camping equipment market and also acquired the assets of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of smoke alarms, thermostats and carbon monoxide detectors. In 1995, the Company acquired Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. In 1994, the Company acquired substantially all of the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (together, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products; and substantially all of the assets of Sanborn Manufacturing Company ("Sanborn"), a manufacturer of a broad line of portable and stationary air compressors.

     The Company also restructured certain operations. In 1994, the Company completed the restructuring of its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. In 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994. In 1997, the Company undertook further restructuring including (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities.

     On February 18, 1998, the Company entered into the CSS Sale Agreement. The sale price is approximately $105.0 million and is subject to adjustment. The closing under the CSS Sale Agreement is expected to occur by the end of March 1998. In addition, the Company will license to Ranco the right to use the "Coleman" name on retail smoke alarms and carbon monoxide detectors, and certain other products.

BUSINESS STRATEGY

     The Company's business strategy is to build upon its reputation as a leading manufacturer and marketer of high quality brand name consumer products for the outdoor recreation and hardware markets. The specific operating strategies include:

           FOCUS ON QUALITY AND SERVICE. Since the business of the Company was founded in the early 1900's, Coleman has built a reputation for its quality products and superior customer service. The Company is committed to continuing, and building upon, this reputation.

           INTRODUCING NEW PRODUCTS. The Company plans to continue introducing new products. Management intends to focus on leveraging the Company's existing technologies, processes and expertise to maximize the speed and efficiency of new product development and introductions.

           DEVELOPING EXISTING BRANDS. The Company believes it has some of the more prominent brand names for outdoor recreation and home hardware use and plans to strengthen these brands through superior product design, advertising, and promotion.

           EXPANDING INTERNATIONAL MARKETS. Coleman is currently a market leader in several product categories in various markets around the world, including the United States, Europe and Japan. The Company plans to utilize its well-established infrastructures in these markets to expand its core product categories and to invest appropriately to develop and build businesses in new geographic markets.

           DEVELOPING HUMAN RESOURCES. The Company plans to continue developing, training, and motivating its personnel at all levels to achieve excellence, including developing and building its team of experienced managers.

           OPERATING EFFICIENCY. The Company plans to continue seeking ways to further improve the quality and efficiency of its business processes in order to ensure quality, realize cost savings, and improve customer service.

     Following the consummation of the CLN Holdings Merger, such business strategy may change.

PRODUCTS

OUTDOOR RECREATION

     The Company's principal products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, spas, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects and are distributed predominantly through mass merchandisers, home centers and other retail outlets.

     LANTERNS AND STOVES. Coleman believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. Coleman's liquid fuel appliances include single and dual fuel-powered lanterns and stoves. Coleman also manufactures a broad range of propane- and butane-fueled lanterns and stoves, which allow the user to regulate the intensity of light or heat. These products are manufactured at the Company's facilities located in the United States and Europe and are marketed under the Coleman, Campingaz and Peak 1 brand names.

     FUEL. The Company is a leading supplier to the worldwide camping and outdoor recreation market of propane and butane cartridges and camping fuel.
In addition to manufacturing and filling disposable propane cartridges and refillable liquid propane gas cylinders, Coleman sells camping fuel that is refined and canned to its specifications by various suppliers, fills butane gas cartridges and purchases butane-filled gas cartridges from third-party vendors for sale to customers throughout the world. These products are marketed under the Coleman, Campingaz and Peak 1 brand names.

     COOLERS AND JUGS. The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes. The Company's cooler line includes personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. Coleman's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide and under the Campingaz brand name in Europe.

     RECREATIONAL SOFT GOODS. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks, daysacks, sports bags, duffle bags and rucksacks. These products are manufactured at the Company's facilities located in the United States and Puerto Rico or sourced from third-party vendors who manufacture them to the Company's specifications. The Company's tents and sleeping bags are marketed under the Coleman and Peak 1 brand names, while its daysacks, sport bags and related products are marketed under the Coleman, Eastpak and the licensed Timberland brand names.

     OUTDOOR FURNITURE. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails brand names. These products are manufactured predominantly at the Company's facilities located in the United States.

     ELECTRIC LIGHTS. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate, Job-Pro and Campingaz brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights.

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

HARDWARE

     The Company's principal products include portable generators, portable and stationary air compressors. In addition, through CSS, the Company manufactures and markets safety and security products such as smoke alarms, carbon monoxide detectors and thermostats. On February 18, 1998, the Company entered into the CSS Sale Agreement and the closing under such agreement is expected to occur by the end of March 1998.

     GENERATORS. The Company is a leading manufacturer and distributor of portable generators in the United States and worldwide. Generators are used for home improvement projects, emergency preparedness and outdoor recreation. These products are manufactured by the Company, using engines manufactured by Tecumseh, Briggs & Stratton, Vanguard, Honda and Kawasaki, at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains. The Company also produces advanced, light-weight generators incorporating proprietary technology.

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

SALES AND MARKETING

     The following table sets forth the net revenues by class of products for the years ended December 31, 1997, 1996 and 1995.

                                    1997       1996        1995
                                  --------   --------     ------
                                            (In millions)
     Outdoor Recreation           $  859.7   $  859.6     $688.9
     Hardware                        294.6      360.6      244.7
                                  --------   --------     ------
       Total                      $1,154.3   $1,220.2     $933.6
                                  --------   --------     ------
                                  --------   --------     ------

     In the United States and Canada, the Company's outdoor recreation products are sold by the Company's own sales force and, to a lesser extent, by sales representatives that serve specialty markets and related distribution channels. Spa products, however, are sold by independent sales representatives to a nationwide dealer network and, to a lesser extent, by regional sales managers employed by the Company. The Company's hardware products are sold by Company and independent sales representatives that serve specialty markets and related distribution channels.

     The Company promotes its products through national and local advertising campaigns, frequently coordinating with retailers' promotions to maximize the benefits of its advertising efforts.

     Coleman's major customers include Canadian Tire, Home Depot, Kmart, Price/Costco, Target, and Wal-Mart. Wal-Mart and its affiliates accounted for approximately 13% of the Company's 1997 consolidated net revenues. Although the loss of Wal-Mart as a customer could have an adverse effect on the Company, the Company believes its relationship with Wal-Mart is satisfactory and the Company has no reason to believe Wal-Mart will not continue as a customer.

     International sales represented 31%, 32% and 24% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. For 1997, approximately 80% of the Company's international sales were in Japan and Europe, with the balance in Latin America, Asia-Pacific, Africa and the Middle East.
The Company has sales administration offices and warehouse and distribution facilities in Australia, Austria, Belgium, Brazil, the Czech Republic, France, Germany, Hungary, Italy, Japan, The Netherlands, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. Each office is responsible for sales and distribution of the Company's products in the territories assigned to that office. The Company's direct export operations market its products directly to international customers in certain other markets through Company sales managers, independent distributors, and commissioned sales representatives. In total, the Company sells its products in more than 100 countries.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions.

COMPETITION

     The markets in which the Company operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support. The Company's competitors vary according to product line. The Company believes that no other company produces and markets the breadth of camping and outdoor recreation products marketed by the Company. Lanterns and stoves compete with, among others, products offered by Century Primus (a unit of Century Tool & Manufacturing Inc.), American Camper (a unit of Brunswick Corporation) and Dayton Hudson Corporation. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. (a unit of Brunswick Corporation) and The Thermos Company (a unit of Nippon Sanso KK). The Company's sleeping bags compete with, among others, American Recreation and Slumberjack (units of Kellwood Company), Academy Broadway Corp. and MZH Inc. (a unit of Brunswick Corporation), as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Sears, Wenzel (a unit of Kellwood Company), Eureka (a unit of Johnson Worldwide Associates, Inc.) and Mountain Safety Research (a unit of Thaw Corporation), as well as certain private label manufacturers. The Company's backpack products compete with, among others, American Camper (a unit of Brunswick Corporation), JanSport (a unit of VF Corporation), Nike, Outdoor Products and Kelty (a unit of Kellwood Company), as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready (a unit of Ralston Purina Company) and Rayovac Corporation. The Company's spas compete with, among others, Watkins Manufacturing Corporation (d.b.a. Hot Springs, a unit of Masco Corporation) and Clark Manufacturing Company, Inc. (d.b.a. Sundance Spas). The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. The Company's safety and security products compete primarily with First Alert, American Sensor and Nighthawk (a unit of Williams Holding PLC).
In addition, the Company competes with various other entities in international markets.

PATENTS, TRADEMARKS, AND LICENSES

     The Company's operations are not significantly dependent upon any single or related group of patents. While the Company does not believe any single trademark is material to its business other than the "Coleman" word mark and the "Coleman in parallelogram with lantern symbol" logo mark and the "Eastpak" trademark, it believes its trademarks taken as a whole are material to its business. Accordingly, the Company has taken actions to protect its interests in all such trademarks.

     The Company licenses the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company and Holdings. The Company's general merchandise licensing activities involve licensing the Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are linked to the process of marketing its products. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. The Company's research and development is performed primarily by an in-house team of marketing managers, engineers, draftsmen and product testers using tools such as computer-assisted design and a variety of consumer research techniques.
Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $11.9 million, $11.1 million and $6.5 million, respectively.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

     The Company operates in a single business segment. Certain information concerning geographic segments of the Company is set forth in Note 18 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K Annual Report.

EMPLOYEES

     As of December 31, 1997 the Company employed approximately 3,700 persons full time in the United States and 2,300 persons internationally. None of the Company's United States employees are represented by unions. The Company's Canadian warehouse employees are represented by a union. All of the approximately

525 production employees at the Company's operations in France and Italy and the approximately 900 production employees at CSS's operations in Mexico are represented by unions. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     The Company's principal properties as of December 31, 1997 are as follows:

                                                                                         Building
                                                                                          Square
       Location                                  Principal Use                           Footage
       --------                                  -------------                           --------
St Genis Laval, France         Manufacture of lanterns and stoves, filling of gas        2,070,000
                               cylinders, and assembly of barbeques; office and
                               warehouse

Wichita, KS                    Manufacture of lanterns and stoves and insulated          1,197,000
                               coolers and jugs; research and development and design
                               operations; office and warehouse

New Braunfels, TX              Manufacture of insulated coolers and other plastic          338,000
                               products

Lake City, SC                  Manufacture of sleeping bags                                168,000

Springfield, MN                Manufacture of air compressors                              166,000

Cedar City, UT                 Manufacture of sleeping bags                                160,000

Kearney, NE                    Manufacture/assembly of portable generators and pressure    155,000
                               washers; office and warehouse

Pocola, OK                     Manufacture of outdoor folding furniture                    123,000

Maize, KS                      Manufacture of propane cylinders and machined parts         116,000

Chihuahua, Mexico *            Manufacture of smoke alarms and carbon monoxide detectors   110,000

Morovis and Orocovis,          Manufacture of daypacks, sports bags, and related           110,000
  Puerto Rico                  products; office and warehouse

Chandler, AZ                   Manufacture of acrylic spas; office and warehouse            78,000

Centenaro di Lonato, Italy     Manufacture of butane lanterns, stoves and heaters;          77,000
                               office and warehouse

* To be disposed of as part of the CSS Sale Agreement.

     The Wichita, Kansas; New Braunfels, Texas; Lake City, South Carolina; Cedar City, Utah; Pocola, Oklahoma; Chandler, Arizona; Springfield, Minnesota; and Centenaro di Lonato, Italy facilities are owned by the Company. The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend for three additional ten-year periods. The Maize, Kansas facility is leased by the Company under leases that terminate in 2005. The Company has an option to purchase this facility at the end of the lease period. The Puerto Rico facilities in Morovis and Orocovis are leased for terms that expire in 1999 and 2007, respectively. The warehouse portion of St. Genis Laval, France is leased for terms that expire in 1998, the remaining facility is owned; and 48,000 square feet of the Chihuahua, Mexico property are leased for terms that expire in 2004, the remaining facility is owned. Company management considers the Company's facilities to be well maintained, adequate, suitable and satisfactory for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its production requirements.

PRODUCT LIABILITY AND INSURANCE

     The Company is party to various product liability lawsuits relating to its products and incidental to its business. The Company believes that many of the personal injury and damage claims brought against it arise from the misuse or misapplication of the Company's products. In such cases, the Company vigorously defends against such actions. Since the beginning of 1986, in only one policy period did the Company have a product liability award that exceeded the individual per occurrence self-insured retention amount and product liability awards that exceeded the aggregate self-insured retention amount. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. The Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company participates in product liability insurance programs maintained by Holdings and reimburses Holdings for its allocable share of the cost of such coverage. Such liability insurance is written on a "claims made" basis. A "claims made" policy generally insures the Company for any claims made while such insurance coverage is in effect regardless of when the incident or event occurred. There can be no assurance that the Company's insurance carrier would not discontinue the Company's policy after the occurrence of, but prior to a claims with respect to, an incident or event giving rise to a claim. The Company believes that, in such event, it would be able to obtain insurance coverage that would cover the particular incident or event and replace the Company's existing policy, although there can be no assurance that the Company could obtain such coverage or that it would be on terms comparable to its existing coverage.

     Under Holdings' product liability insurance coverages, the Company retains liability in the amount of $2 million per occurrence and $4 million in the aggregate for the policy year. The Company believes that this type and level of coverage is adequate. For a discussion of the Company's policy on accrual of reserves for the self-insured portions of the risks covered by the insurance programs maintained by Holdings, see Notes 1 and 12 of the Consolidated Financial Statements of the Company.

     As a result of and effective with the consummation of the CLN Holdings Merger, the Company will no longer participate in insurance programs sponsored by Holdings (except for claims made prior to the consummation of the CLN Holdings Merger), and will either obtain replacement insurance on its own and/or obtain replacement insurance under policies maintained by Sunbeam.

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

     LAKE CITY SITE. In 1992, Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances, the contamination appeared to relate to the activities of a previous occupant of the Lake City Site. The results of the investigation were reported to the appropriate South Carolina environmental agency and Coleman took legal action against the prior owner. In early 1998, the lawsuit was settled and the prior owner agreed to take over further site investigations and remediation actions and to reimburse Coleman for a significant part of Coleman's past costs related to site investigation.

     The Company has not been named as a potentially responsible party ("PRP") by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

     The Company has adopted an environmental policy designed to ensure that the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures that it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1997 and are not expected to be significant in the foreseeable future. Coleman has established reserves, which it believes are adequate, for environmental matters, including the investigations, remedial activities and litigation described above.

OTHER

     GENERAL. The Company is involved in various claims and legal actions arising in the ordinary course of business, including environmental matters and product liability lawsuits that are incidental to its business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company by Holdings, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CLN" and has unlisted trading privileges on the Midwest Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices as reported on the NYSE Composite Tape for the Company's common stock for each quarter in 1997 and 1996.

                               High         Low
                               ----         ---
               1997
               ----
     First Quarter           $16 1/8      $11 1/2
     Second Quarter           19 1/8       12 7/8
     Third Quarter            18           15 3/16
     Fourth Quarter           16 13/16     12 3/8

               1996
               ----
     First Quarter           $26          $16 5/16
     Second Quarter           23 1/4       19 13/16
     Third Quarter            21 8/0       13 3/4
     Fourth Quarter           15 1/4       11 3/4

     As of the close of business on March 3, 1998, there were approximately 700 holders of record of the Company's common stock.

     The Company has not declared a cash dividend on its common stock and does not anticipate that any dividends will be declared on its common stock in the foreseeable future. The declaration and payment of dividends are subject to the discretion of the Board of Directors of the Company and subject to certain limitations under Delaware law, and are also limited by the terms of the Company's Credit Agreement which, among other things, prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter.

     The Company did not sell any unregistered securities during 1997.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the years presented in the table below have been derived from the Consolidated Financial Statements. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K Annual Report.

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           1997            1996         1995        1994        1993
                                        ----------      ----------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Net revenues                            $1,154,294      $1,220,216    $933,574    $751,580    $575,415
Cost of sales (a)                          840,331         928,497     649,427     535,710     400,052
                                        ----------      ----------    --------    --------    --------
Gross profit                               313,963         291,719     284,147     215,870     175,363
Selling, general and
  administrative expenses (a)              266,283         291,669     174,688     128,466     102,038
Asset impairment charge (b)                     --              --      12,289          --          --
Restructuring expense (c)                       --              --          --      18,456          --
Interest expense, net                       40,852          38,727      24,545      13,374       7,706
Amortization of goodwill and
  deferred charges                          11,338          10,473       7,745       6,209       5,330
Other expense, net                           1,867           1,151         334       1,138         746
                                        ----------      ----------    --------    --------    --------
(Loss) earnings before income taxes,
  minority interest and
  extraordinary item                        (6,377)        (50,301)     64,546      48,227      59,543
Income tax (benefit) expense (a)            (5,227)        (10,927)     24,479      14,747      24,569
Minority interest                            1,386           1,872          --          --          --
                                        ----------      ----------    --------    --------    --------
(Loss) earnings before
  extraordinary item                        (2,536)        (41,246)     40,067      33,480      34,974
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes                                  --            (647)       (787)       (677)         --
                                        ----------      ----------    --------    --------    --------
Net (loss) earnings                     $   (2,536)     $  (41,893)   $ 39,280    $ 32,803    $ 34,974
                                        ----------      ----------    --------    --------    --------
                                        ----------      ----------    --------    --------    --------
Basic (loss) earnings
  per common share                      $    (0.05)     $    (0.79)   $   0.74    $   0.61    $   0.65
                                        ----------      ----------    --------    --------    --------
                                        ----------      ----------    --------    --------    --------
Weighted average common
  shares outstanding                        53,344          53,197      53,226      53,436      53,909
                                        ----------      ----------    --------    --------    --------
                                        ----------      ----------    --------    --------    --------


                                                                     DECEMBER 31,
                                        --------------------------------------------------------------
                                           1997            1996         1995        1994        1993
                                        ----------      ----------    --------    --------    --------
BALANCE SHEET DATA:
Total assets                            $1,041,764      $1,160,086    $844,487    $712,265    $526,706
Long-term debt
  (including current portions)            477,799          583,613     355,257     291,175     168,858
Total stockholders' equity                240,469          252,945     292,342     253,363     228,104

------------
(a) The Company recorded restructuring and certain other charges totaling $22,501 and $52,516, net of tax for the years ended December 31, 1997 and 1996, respectively. Cost of sales includes pre-tax charges of $19,673 and $44,005; selling, general and administrative expenses include pre-tax charges of $16,746 and $30,195; and the provision for income tax benefit includes $13,918 and $21,684 of net tax benefits in the years ended December 31, 1997 and 1996, each respectively, resulting from these charges.
(b) Asset impairment charge reflects primarily the non-recurring charge taken in connection with the adoption of FAS 121.
(c) Restructuring expense reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K Annual Report.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

     Net revenues of $1,154.3 million in 1997 were $65.9 million or 5.4% less than in 1996 with outdoor recreation products unchanged at $859.7 million and hardware products decreasing $66.0 million or 18.3%. The outdoor recreation products revenues were adversely affected by (i) a restructuring program which eliminated certain low margin SKUs (stock keeping units), (ii) lower sales in Japan and Korea due to weak market conditions, and (iii) a program to reduce wholesaler inventories in Japan; however, growth in the core products outside of Japan and Korea offset these declines. Hardware products revenues decreased due to the Company's decision to exit the pressure washer business and lower generator sales resulting from fewer storms on the East Coast of the United States in the second half of 1997. Geographically, United States and Canadian revenues decreased $24.0 million or 2.9% due to lower hardware product sales while international revenues decreased $41.9 million or 10.6% primarily related to lower sales in Japan and Korea.
Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

     The gross margin percentage of 28.9%, excluding the impact of restructuring and other charges which are more fully described below, increased from 27.5% in 1996. The improvement was driven by increased demand for higher margin products and the elimination of certain low margin SKUs.

     SG&A expenses, excluding the impact of restructuring and other charges which are more fully described below, were $249.5 million in 1997 compared to $261.5 million in 1996, a decrease of 4.5%. The inclusion of a full twelve months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses; however, these increases were more than offset by benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

     During 1997, the Company recorded pre-tax restructuring and other charges totaling $36.4 million of which $19.7 million was reflected in cost of sales and $16.7 million in SG&A expenses. Tax benefits of $13.9 million associated with these charges are reflected in income tax expense. The restructuring and other charges consisted of (i) $15.7 million to exit various low margin products, including pressure washers, (ii) $15.0 million to close and relocate certain administrative and sales offices, and (iii) $5.7 million to close several manufacturing facilities. Most of these activities were substantially complete as of December 31, 1997, and remaining actions are expected to be completed in 1998.

     During 1996, the Company recorded restructuring charges of $66.2 million, certain other charges of $8.0 million and related net tax benefits of $21.7 million. The 1996 pre-tax restructuring charges of $66.2 million consisted of (i) $29.1 million to integrate the Camping Gaz and Coleman operations into a global recreation products business, (ii) $19.0 million to exit the low end electric pressure washer business, (iii) $14.1 million to exit a portion of the Company's battery powered light business, and (iv) $4.0 million to settle certain litigation with respect to the battery powered light business.

     The 1996 pre-tax restructuring charges of $66.2 million included $64.4 million related to exiting products and facilities and $1.8 million of termination costs for 174 administrative employees, of which $40.8 million was reflected in cost of sales and $25.4 million in SG&A expenses. The pre-tax charges for exit costs were comprised of (i) $41.3 million which related primarily to writing down inventory, fixed assets, accounts receivable and certain other receivable and prepaid amounts to estimated net realizable value, and (ii) $23.1 million of other exit costs, including carrying costs of idle facilities, relocation costs, and costs to exit the pressure washer business.

The 1996 other pre-tax charges of $8.0 million related primarily to certain asset write-offs. These other charges, of which $3.2 million was reflected in cost of sales and $4.8 million in SG&A expenses, were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior periods. The provision for income taxes included $21.7 million of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5.6 million.

     The components of the combined 1997 and 1996 restructuring and other charges and an analysis of the amounts charged against the reserves are outlined in the following table (dollars in millions):

                                   1996   Charges During                  1997     Charges During
                                 Original   Year Ended     Balance at  Additional     Year Ended      Balance at
                                 Reserve     12/31/96       12/31/96    Reserves       12/31/97         12/31/97
                                 -------     --------       --------    --------       --------         --------
Impairment of
     fixed assets                 $10.0       $ (1.8)         $ 8.2       $ 6.4         $ (6.5)           $ 8.1
Inventory and other
     asset impairments             38.3        (25.9)          12.4        11.0          (15.0)             8.4
Termination costs                   2.0         (1.6)            .4        12.1           (9.7)             2.8
Idle facilities, relocation and
     other exit costs              23.9        (12.4)          11.5         6.9           (9.7)             8.7
                                  -----       ------          -----       -----         ------            -----
                                  $74.2       $(41.7)         $32.5       $36.4         $(40.9)           $28.0
                                  -----       ------          -----       -----         ------            -----
                                  -----       ------          -----       -----         ------            -----

          The termination costs recognized in 1996 related to approximately 200 employees and the 1997 termination costs related to approximately 525 employees. As of December 31, 1997, $11.3 million of termination costs were paid on behalf of the approximately 700 employees who were terminated as of that date.

          Interest expense was $40.9 million in 1997 compared with $38.7 million in 1996, an increase of $2.2 million. This increase was a result of the effects of higher interest rates on the Company's variable rate debt partially offset by the favorable effects of lower borrowings in 1997 resulting from the Company's working capital management programs.

          Minority interest in the 1997 period reflects the minority interests in certain subsidiary operations acquired with the Camping Gaz business. On March 1, 1996, the Company acquired control of approximately 70% of Camping Gaz and in early July 1996 obtained control of the remaining 30% of Camping Gaz and, accordingly, in the 1996 period, minority interest reflects the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996 and also includes interests of other minority shareholders in certain subsidiary operations acquired with the Camping Gaz business.

          The Company recorded income tax benefits of $5.2 million in 1997 and $10.9 million in 1996, which includes the net tax benefits of $13.9 million in 1997 and $21.7 million in 1996 associated with restructuring and other charges discussed above. Excluding the net tax benefits from the restructuring and other charges, the provision for income tax expense would have been $8.7 million or 28.9% of pre-tax earnings in 1997 as compared to a provision for income tax expense of $10.8 million or 45.0% of pre-tax earnings in 1996. This decrease is primarily due to the impact of increased foreign tax rates on deferred tax assets and increased foreign earnings at lower tax rates.

          In 1996, in connection with the renegotiation of its credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million net of tax) which represented a write-off of the related unamortized financing costs associated with its then existing credit agreement.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

          Net revenues in 1996 and 1995 were $1,220.2 million and $933.6 million, respectively, an increase of $286.6 million, or 30.7%, with outdoor recreation products increasing by $170.7 million or 24.8% and hardware products increasing $115.9 million or 47.4%.

          The outdoor recreation products revenues increase included $152.5 million of revenues associated with the Camping Gaz operations acquired in 1996 and approximately $13.4 million of additional revenues associated with the Sierra operations acquired in 1995. Excluding (i) the impact of the Camping Gaz and Sierra acquisitions, (ii) the effect of a weaker yen in 1996 as compared to 1995, which reduced revenues approximately $21.1 million, and
(iii) the one-time 1995 thermo-electric cooler premium promotion revenue gain of approximately $16.6 million, outdoor recreation product revenues increased approximately $42.5 million or 6.4%. Increases in revenue were experienced in the backpack, tent and sleeping bag businesses, primarily in international markets. In addition, the Company successfully introduced a new line of camping accessories and expanded its heater and light businesses. These gains were substantially offset by poor weather conditions during the camping season in North America and the economic downturn experienced in Japan, both of which adversely affected the demand for the Company's camping products. The hardware products revenues increase includes approximately $82.1 million as a result of the acquisition of CSS (then named Seatt Corporation) in 1996. Excluding the impact of the CSS acquisition, hardware products revenues increased approximately $33.8 million or 13.8%, driven by increases in generator and pressure washer sales. Geographically, United States and Canada revenues increased $111.6 million or 15.6% primarily related to the CSS acquisition, while international revenues increased $175.0 million or 79.5% primarily related to the Camping Gaz acquisition.

          Gross margins, excluding the impact of restructuring and other charges totaling $44.0 million which are more fully discussed below, decreased as a percent of sales by 2.9 percentage points from 30.4% in 1995 to 27.5% in 1996. This decrease was primarily the result of lower margins associated with the Company's backpack business and the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

          SG&A expenses, excluding $30.2 million of restructuring and other charges as discussed more fully below, were $261.5 million in 1996 compared to $174.7 million in 1995, an increase of 49.7%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and CSS business acquisitions of approximately $60.3 million and increased advertising and marketing expenses of approximately $16.6 million.

          During 1996, the Company recorded restructuring charges of $66.2 million, certain other charges of $8.0 million and related net tax benefits of $21.7 million. The pre-tax restructuring charges of $66.2 million consisted of (i) $29.1 million to integrate the Camping Gaz and Coleman operations into a global recreation products business, (ii) $19.0 million to exit the low end electric pressure washer business, (iii) $14.1 million to exit a portion of the Company's battery powered light business and (iv) $4.0 million to settle certain litigation with respect to the battery powered light business.

          The charges to integrate the Camping Gaz and Coleman operations reflected primarily the cost to dispose of duplicate manufacturing, distribution and administrative facilities and the related severance cost. These actions are substantially completed at December 31, 1997 and are expected to be fully completed in 1998. The exiting of the battery powered light business was completed by July 1997 and the exiting of the low end pressure washer business was substantially completed in 1997.

          The pre-tax restructuring charges of $66.2 million included $64.4 million related to exiting products and facilities and $1.8 million of termination costs for 174 administrative employees, of which $40.8 million was reflected in cost of sales and $25.4 million in SG&A expenses. The pre-tax charges for exit costs were comprised of (i) $41.3 million which related primarily to writing down inventory, fixed assets, accounts receivable and certain other receivable and prepaid amounts to estimated net realizable value, and (ii) $23.1 million of other exit costs, including carrying costs of idle facilities, relocation costs, and costs to exit the pressure washer business. Other pre-tax charges of $8.0 million related primarily to certain asset write-offs. These other charges, of which $3.2 million was reflected in cost of sales and $4.8 million in SG&A expenses, were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior periods. The provision for income taxes includes $21.7 million of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5.6 million.

          The Company's interest expense was $38.7 million in 1996 compared with $24.5 million in 1995, an increase of $14.2 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support increased working capital.

          The Company recorded an income tax benefit in 1996 of $10.9 million, which included net tax benefits of $21.7 million associated with restructuring and other charges discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $10.8 million or 45.0% of pre-tax earnings, excluding restructuring and other charges, as compared to a provision for income tax expense of $24.5 million or 37.9% of pre-tax earnings in 1995. The increase was primarily due to losses of certain foreign subsidiaries for which the Company has not recognized a tax benefit and the impact of non-deductible goodwill amortization.

          The Company obtained control of approximately 70% of Camping Gaz on March 1, 1996 and obtained control of the remaining 30% in early July 1996. Accordingly, the minority interest for 1996 primarily represents the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz for the period March through June of 1996 and also includes interests of other minority shareholders in certain subsidiary operations of Camping Gaz.

          During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement. During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes) which represents a write-off of the related unamortized financing costs associated with its previous credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating activities provided (used) $91.2 million, ($9.3) million, and $2.2 million of cash during the years ended December 31, 1997, 1996, and 1995, respectively. Improved management of receivables and inventories and rationalization of product lines during 1997 as compared to 1996 led to the improvement in cash provided by operating activities. The Company's net cash used for investing activities was $35.5 million, $200.3 million, and $61.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company used $161.9 million of cash for business acquisitions during the year ended December 31, 1996 and an additional $14.3 million in 1997 related to contingent payments and transaction costs. The Company's capital expenditures were $27.0 million and $41.3 million during the years ended December 31, 1997 and 1996, respectively.

          Net cash (used) provided by financing activities was ($55.5) million, $210.5 million, and $64.8 million for the years ended December 31, 1997, 1996, and 1995, respectively, and consisted primarily of increases in long-term borrowings during the years ended December 31, 1996 and 1995 and a reduction in long-term borrowings during the year ended December 31, 1997.

          As part of its strategy to improve profitability, the Company announced several restructuring initiatives during 1997. The Company recognized 1997 pre-tax charges of $36.4 million associated with these actions. These restructuring initiatives are expected to generate cost savings in the future from reductions in personnel, production facilities and administrative overhead. There can be no assurance as to the Company's success in implementing its planned initiatives or the results therefrom, the amount of future charges, or against any adverse impact of the Company's restructuring initiatives.

          The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385.1 million ($64.9 million at December 31, 1997 exchange rates), b) provide an unsecured revolving credit facility in an amount of $275.0 million, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement").

          Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At December 31, 1997, $217.4 million would have been available for borrowings under the Company Credit Agreement. The Company intends to use the net proceeds from the sale of CSS to repay first the term loan portion of the Company Credit Agreement and use the remaining proceeds to repay the revolving credit borrowings, which will result in a dollar for dollar reduction in available revolving credit commitments.

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

          The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also contains an event of default upon a change of control of the Company (as defined in the Company Credit Agreement) and other customary events of default. The consummation of the CLN Holdings Merger will constitute a change of control under the Company Credit Agreement. In addition, all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, CLN Holdings Inc.

          The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement and foreign lines of credit. The Company's ability to borrow under the terms of the Company Credit Agreement is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above, and the various covenants in the Company's senior notes.

          If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, or upon a change of control as a result of the consummation of the CLN Holdings Merger, the Company will need to seek a waiver of such provisions, renegotiate its current Company Credit Agreement, and/or enter into alternative financing arrangements. There is no assurance that the Company would be able to obtain such waiver, or that terms and conditions of such waiver or alternative financing arrangements, if any, would be as favorable as those now contained in the Company Credit Agreement.

          Coleman financed the acquisition of the shares of Camping Gaz with the net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000, with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

          All of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and CLN Holdings. On May 20, 1997, CLN Holdings issued the Escrow Notes. A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Holdings Inc. ("Coleman Holdings") and used by it to redeem, on July 15, 1997, its Senior Secured Discount Notes due 1998 (the "Holdings Notes"). Following the redemption of the Holdings Notes, Coleman Holdings was merged into CLN Holdings. A portion of the net proceeds from the issuance of the Escrow Notes was contributed to Coleman Worldwide and used by it to accept for exchange, $554.1 million aggregate principal amount at maturity of Liquid Yield Option Notes-TM- due 2013 (the "LYONs"-TM-). Coleman Worldwide plans to redeem the remaining $7.5 million aggregate principal amount at maturity of LYONs no later than May 27, 1998 with the remaining proceeds from the issuance of the Escrow Notes. The LYONs and the Escrow Notes, to which the Company is not a party, provide that it is an additional purchase right event and an event of default, respectively, under these debt instruments if, among other things, the amount of debt incurred by the Company exceeds certain limitations or if there is a change of control of Coleman Worldwide or CLN Holdings, as the case may be, or the Company. A change of control of CLN Holdings or Coleman Worldwide would permit the holder of LYONs or Escrow Notes, as the case may be, to sell such notes to the issuer of such notes. Consummation of the CLN Holdings Merger would be an additional purchase right under these debt instruments. There are expected to be sufficient funds in escrow from the net proceeds of the Escrow Notes to repurchase the LYONs in the event a holder of LYONs seeks to have such LYONs repurchased. CLN Holdings may be required to borrow funds to repurchase the Escrow Notes if a holder of Escrow Notes seeks to have such Escrow Notes repurchased.

          Sunbeam has informed the Company that, following the consummation of the CLN Holdings Merger, it plans to refinance existing revolving and term debt of Coleman.

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

IMPACT OF YEAR 2000

          Some of the Company's older computer programs were written using two digits rather than four to represent the applicable year. As a result, those computer programs recognize a date represented by "00" as the year 1900 rather than the year 2000. This situation, known as the "Year 2000" issue, could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          Based on ongoing assessments of the Company's operations, the Company has determined it will be required to modify or replace portions of its computer software so the computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, in most instances, with minor modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has identified one location with significant Year 2000 software issues. Failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the operations of the Company; however, the Company has begun to replace the software at this location, and such replacement software is expected to be installed prior to December 31, 1999.

          The Company has initiated formal communications with some of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

          In 1996, the Company began a project to select and install a Company-wide enterprise resource computer software system designed to improve operational efficiency. The selected system is Year 2000 compliant and complete installation of this software system is expected to take three years. The cost of the purchase of the software and installation costs is expected to range from $20.0 million to $25.0 million. The Company will capitalize a significant portion of these costs and does not believe the costs of this project will have a significant impact on the Company's financial condition or results of operations.

          The costs of the project and the date on which the Company believes it will be Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SEASONALITY

          The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions. For the years ended December 31, 1997, 1996 and 1995, second quarter sales comprised approximately 33%, 37% and 33% of annual sales, respectively. Consequently, the company's annual results are largely impacted by its results during the second quarter.

INFLATION

          In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years.

FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are (i) unanticipated costs or delays in developing new products, (ii) a decrease in the public's interest in camping and related activities, (iii) economic softness in Japan, Korea, and other Asian countries, (iv) weather conditions which are adverse to the specific businesses of the Company, (v) significant adverse market or economic conditions which negatively affect demand for the Company's products, (vi) disruptions or delays resulting from the transactions contemplated by the Merger Agreements with Sunbeam for the acquisition of CLN Holdings and the Company, and (vii) changes in operating philosophy following the consummation of the CLN Holdings Merger and the Company Merger. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The name, age, present principal occupation or employment, five year employment history, selected biographical information, and period of service as a director of the Company of each of the current directors of the Company are set forth below.

     Ronald O. Perelman, age 55, a director of the Company since 1989, has been Chairman of the Board and Chief Executive Officer of Mafco, MacAndrews Holdings and various of their affiliates since 1980. Mr. Perelman is also Chairman of the Executive Committee of the Board of Consolidated Cigar Holdings Inc. ("Cigar Holdings"), M&F Worldwide Corporation, and Revlon, Inc. ("Revlon") and Chairman of the Board of Meridian Sports Incorporated ("Meridian"). Mr. Perelman is also a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): California Federal Bank, A Federal Savings Bank ("Cal Fed"), Cigar Holdings, CLN Holdings Inc. ("CLN Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), First Nationwide Holdings Inc., First Nationwide (Parent) Holdings Inc., Meridian, M&F Worldwide Corporation, Revlon Consumer Products Corporation ("Revlon Products"), Revlon, and REV Holdings Inc. ("REV Holdings"). (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel Entertainment Group, Inc. ("Marvel"), of which Mr. Perelman was then a director, and Marvel III Holdings Inc., of which Mr. Perelman is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Donald G. Drapkin, age 50, a director of the Company since 1989, has been a director and Vice Chairman of Mafco and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York for more than five years prior to March 1987. Mr. Drapkin is also a director of the following corporations which file reports pursuant to the Exchange
Act: Alogos Pharmaceutical Corporation, Black Rock Asset Investors, Cardio Technologies, Inc., Coleman Worldwide, The Cosmetic Center, Inc., Genta, Inc., Playboy Enterprises, Inc., Revlon, Revlon Products, VIMRx Pharmaceuticals Inc., and Weider Nutrition International, Inc. (On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., and Marvel, of which Mr. Drapkin was then a director, and Marvel III Holdings Inc., of which Mr. Drapkin is a director, and several of the subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Frank Gifford, age 67, has been a director of the Company since 1997. Mr. Gifford has been a commentator with ABC Sports since 1971. (On December 27, 1996, Marvel, of which Mr. Gifford was a director, and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     Lawrence M. Jones, age 66, has been a director of the Company since 1989. Mr. Jones was Chairman and Chief Executive Officer of the Company from October 1990 to December 1993 and has been associated with the Company for more than 36 years, including serving as President and Chief Executive Officer from July 1989 to September 1990. Prior to rejoining the Company in 1989, Mr. Jones was Vice Chairman and Chief Financial Officer of Fleming Companies, Inc. (a distributor of food products, health and beauty items) from December 1987 to June 1989. Mr. Jones presently serves as director of Union Pacific Resources, and was a director of Fourth Financial Corporation until January 1996, of Fleming Companies, Inc. until December 1996, and of Prince Sports Group, Inc. until March 1997. Mr. Jones also served as Chairman of Rollerblade, Inc. from February 1996 to April 1997.

     Ann D. Jordan, age 63, has been a director of the Company since June 1997. Ms. Jordan is a consultant and a director of Johnson & Johnson, Automatic Data Processing, Inc., The Travelers Corporation, and Salant Corporation. Ms. Jordan also serves on the Board of Directors of the National Symphony Orchestra, Sloan Kettering Memorial Medical Center, Child Welfare League, Sasha Bruce Youthworks, University of Chicago, Spellman College, The John F. Kennedy Center for the Performing Arts and the SEC Consumer Affairs Advisory Commission. She was formerly a Field Work Associate Professor at the School of Social Service Administration of the University of Chicago and served as Director of the Department of Social Services for the University of Chicago Medical Center.

     Jerry W. Levin, age 53, has been Chairman and Chief Executive officer of the Company since February 1997, and a past Chairman of the Company from 1989 to 1991, and a director since 1989. Mr. Levin has been Chairman of the Board of Revlon and of Revlon Products since their respective formations in 1992 and Chairman of the Board of The Cosmetic Center, Inc. since April 1997. Mr. Levin served as Chief Executive Officer of Revlon and of Revlon Products from 1992 until January 1997, and President of Revlon and of Revlon Products from their respective formations in 1992 to November 1995. Mr. Levin has been Executive Vice President of MacAndrews Holdings since March 1989. For 15 years prior to joining MacAndrews Holdings, he held various senior positions with The Pillsbury Company ("Pillsbury"). Mr. Levin is a director of the following corporations which file reports pursuant to the Exchange Act:
Coleman Worldwide, The Cosmetic Center, Inc., Ecolab Inc., U.S. Bancorp Inc., Meridian, Revlon, Revlon Products, and REV Holdings.

     John A. Moran, age 65, has been a director of the Company since July 1996. Mr. Moran currently serves as Chairman of Rutherford-Moran Oil Corporation. From 1967, Mr. Moran was affiliated with Dyson-Kissner-Moran Corporation, a private holding company, serving in various executive positions including Chairman of the Board, President and Chief Executive Officer, and Executive Vice President. He is a director of Bessemer Securities Corporation. He is a member and former Chairman of the National Advisory Council of the University of Utah, as well as a member of World Presidents Organization, the Chief Executives Organization and The Foreign Policy Association. He is a former director of the United Nations Association and trustee of the Brooklyn Museum.

     James D. Robinson, age 62, has been a director of the Company since June 1997. Mr. Robinson is Chairman and Chief Executive Officer of RRE Investors, LLC, a private venture investment firm, and Chairman of Violy, Byorum & Partners Holdings, LLC, a private firm specializing in financial advisory and investment banking activities in Latin America. He previously served as Chairman, and Chief Executive Officer of the American Express Company from 1977 to 1993. Mr. Robinson is a director of Bristol-Myers Squibb Company, Cambridge Technology Partners, Inc., The Coca-Cola Company, First Data Corporation and Union Pacific Corporation.

     Bruce Slovin, age 62, a director of the Company since February 1993, has been President of MacAndrews Holdings and various of its affiliates since 1980. Mr. Slovin is also a director of the following corporations which file reports pursuant to the Exchange Act: Cantel Industries, Inc., Coleman Worldwide, Continental Health Affiliates, Inc., Infu-Tech, Inc., Meridian, and M&F Worldwide Corporation.

     William H. Spoor, age 75, has been a director of the Company since May 1992. Mr. Spoor retired in September 1985 as Chairman and Chief Executive Officer of Pillsbury after 14 years in that position and 36 years with Pillsbury. He returned to Pillsbury as Chairman of the Executive Committee in September 1987, and resumed as Chairman, Chief Executive Officer and President of Pillsbury in March 1988, from which he retired in August 1988. Mr. Spoor now serves as Chairman Emeritus of Pillsbury, and is in the business of personal investments. He is a director of L & L Holdings and Inner City Tennis.

COMPENSATION OF DIRECTORS

     Directors who are not currently receiving compensation as employees of the Company or any of its affiliates are paid an annual $25,000 retainer fee and are reimbursed for reasonable out-of-pocket expenses incurred in connection with Company business. In addition, such directors receive a fee of $1,000 for each meeting of the Board of Directors or any committee meeting they attend.

EXECUTIVE OFFICERS

     The following table sets forth certain information as of March 3, 1998, concerning the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.

            NAME        AGE                       POSITION
            ----        ---                       --------
     Jerry W. Levin      53   Chairman of the Board, and Chief Executive Officer
     Mark Goldman        43   Executive Vice President
                                (Chairman - Eastpak)
     Patrick McEvoy      47   Executive Vice President
                                (President - Coleman Safety & Security Products)
     Joseph P. Page      44   Executive Vice President and
                                Chief Financial Officer
     David A. Ramon      42   Executive Vice President
                                (President - Outdoor Recreation Group)
     Paul E. Shapiro     56   Executive Vice President and General Counsel
     David K. Stearns    50   Executive Vice President
                                (President - Coleman Powermate)
     James L. Rasmus     45   Senior Vice President - Human Resources
     Karen Clark         37   Vice President - Finance

     The following sets forth the position with the Company and selected biographical information for the executive officers of the Company who are not directors.

     Mark Goldman has been Executive Vice President since April 1995 and President of Eastpak since 1978. He joined Eastpak in 1976.

     Patrick McEvoy has been Executive Vice President since March 1996 and President of Coleman Safety & Security Products, Inc. since January 1996. He joined Coleman in April 1994 as the Senior Vice President of Product Development and Operations for the Company's North American Recreation business unit. Prior to joining Coleman, he served as Vice President of Black & Decker Corporation from 1990 to 1994, and Vice President for the Chrysler Corporation from 1988 to 1990.

     Joseph P. Page joined the Company in August 1997 as Executive Vice President and Chief Financial Officer. Since December 1993, Mr. Page has served as Executive Vice President and Chief Financial Officer of Andrews Group Incorporated ("Andrews Group"). From December 1993 through January 1997, Mr. Page was Executive Vice President and Chief Financial Officer of New World Communications Group. Prior to his employment with Andrews Group, Mr. Page was a partner in the accounting firm of Price Waterhouse for more than five years.

     David A. Ramon has been Executive Vice President since May 1997. Prior to joining the Company, Mr. Ramon was a Director, President, and Chief Operating Officer for New World Television Incorporated from 1995 to 1997, and Executive Vice President and Chief Financial Officer for Gillett Holdings, Inc. from 1985 to 1994.

     Paul E. Shapiro has been Executive Vice President and General Counsel of the Company since July 1997. Mr. Shapiro has been an Executive Vice President of Andrews Group since 1994, and from January 1994 to June 1997, served as the Executive Vice President and General Counsel of Marvel. Prior to January 1994, Mr. Shapiro was a shareholder in the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental from 1991 to 1993, and is currently Of Counsel to that firm. Mr. Shapiro is a director of Toll Brothers, Inc. (On December 27, 1996, Marvel, of which Mr. Shapiro was an executive officer and director, and several of the subsidiaries of Marvel, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     David K. Stearns has been Executive Vice President since January 1995, and Senior Vice President - Marketing from October 1991 to January 1995. He joined the Company in 1976 and has served in various positions, including Vice President/General Manager - Import Division from 1985 to 1990.

     James L. Rasmus joined the Company in April 1997 as Senior Vice President - Human Resources. Prior to joining Coleman, Mr. Rasmus was the Executive Project Director, Shared Services for Tenneco. He has also held senior human resource positions with Case Corporation, United Technologies and Xerox Corporation.

     Karen Clark has been Vice President - Finance since July 1997. Prior to joining Coleman, Ms. Clark served as Corporate Controller for Precision Castparts Corp. from 1994 to 1997. She was also Manager - Corporate Planning for Tektronix from 1990 to 1994. Ms. Clark is a member of the Financial Executives Institute and the American Institute of Certified Public Accountants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

     Based solely on the Company's review of the reporting forms received by it, the Company believes that for 1997 all such filing requirements were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning annual, long term and other compensation of the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers.

                                                                                    Long Term Compensation
                                                                             -----------------------------------
                                            Annual Compensation                Awards            Payouts
                                -------------------------------------------  ----------   ----------------------
                                                                             Securities
                                                               Other Annual  Underlying    LTIP      All Other
Name and Principal Position     Year      Salary     Bonus     Compensation   Options     Payouts   Compensation
---------------------------     ----     --------   --------   ------------  ----------   -------   ------------
Jerry W. Levin (1)              1997     $300,000   $300,000      $  2,567    500,000     $    0     $        0
Chairman and Chief Executive
Officer

David A. Ramon (2)              1997      400,000    125,000         2,912    100,000          0              0
Executive Vice President

Mark Goldman (3)                1997      250,000          0         6,300     40,000          0          4,230
Executive Vice President        1996      250,000          0             0          0          0          4,270
                                1995      250,000          0             0     20,000          0          4,492

David K. Stearns (4)            1997      240,000    134,844       105,930     20,000          0          6,212
Executive Vice President        1996      225,500          0        16,899     25,000          0          4,455
                                1995      189,996    159,425       121,880     40,000          0          3,877

Patrick McEvoy (5)              1997      200,000          0        72,675          0          0          4,064
Executive Vice President        1996      200,000          0       190,114     15,000          0          3,717
                                1995      190,000    159,290        38,305     20,000          0            794

Michael N. Hammes (6)           1997      116,668          0        27,441          0          0      1,212,035
Former Chief Executive Officer  1996      625,000          0             0     80,000          0          3,270
                                1995      600,000    891,103       163,950    100,000          0          3,117

Frederik van den Bergh (7)      1997      250,000          0        22,769     10,000          0        641,409
Former Executive Vice President 1996      333,333    233,333       204,266    130,000          0          2,124

Steven Kaplan (8)               1997      186,666    180,666         1,713     10,000          0        175,686
Former Executive Vice President 1996      116,667     50,000        31,592    125,000          0            501

-----------------------

(1) "Bonus" in 1997 includes $300,000 paid in January 1998 for 1997 performance. "Other Annual Compensation" in 1997 includes $2,567 for Company-paid parking expenses.

(2) "Bonus" in 1997 includes $125,000 paid in March 1998 for 1997 performance. "Other Annual Compensation" in 1997 includes Company-paid expense of $2,912 related to relocation.

(3) "Other Annual Compensation" in 1997 includes $6,300 for car allowance. "All Other Compensation" in 1997 includes $3,230 for the Company's 401(k) match and $1,000 for premiums paid for term life insurance.

(4) "Bonus" in 1997 includes $60,000 bonus paid for relocation during 1997, and $74,844 paid in March 1998 for 1997 performance. "Other Annual Compensation" includes (i) for 1997, $82,500 ordinary income realized upon the exercise/sale of certain stock options during 1997, $4,284 interest differential housing allowance, $8,700 car allowance, $5,455 relocation expenses and $4,991 tax gross-up thereon, (ii) for 1996, $10,155 for interest differential housing allowance, $3,844 for personal use of Company vehicle, $2,900 for car allowance, and (iii) for 1995, $113,561 for relocation costs. "All Other Compensation" includes (i) for 1997, $3,230 and $2,982, respectively, for the Company's 401(k) match and premiums paid for term life insurance, (ii) for 1996, $3,164 and $1,291, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and (iii) in 1995, $3,077 and $800, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(5) "Bonus" for 1995 includes $159,290 paid in February 1996 for 1995 performance. "Other Annual Compensation" includes (i) for 1997, $42,222 forgiveness of a loan, $21,753 interest differential housing allowance, $8,700 car allowance, (ii) for 1996, $141,376 reimbursement of capital loss due to relocation ($45,877 of which is a tax gross-up), $20,844 for other payments related to relocation ($3,510 of which is a tax gross-up), $19,194 interest differential housing allowance, $8,700 car allowance, and (ii) for 1995, $25,513 (which includes $4,402 tax gross-up) related to the forgiveness of a loan, $8,700 car allowance, and $4,092 related to various gifts ($1,410 of which is a tax gross-up on the gifts). "All Other Compensation" includes (i) for 1997, $3,230 and $834, respectively, for the Company's 401(k) match and premiums paid for term life insurance, (ii) for 1995, $3,183 and $534, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and (iii) for 1995, $0 and $794, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(6) Mr. Hammes ceased to be an employee of the Company in February 1997. "Bonus" includes $591,103 paid in February 1996 for 1995 performance pursuant to a predecessor incentive plan and a $300,000 special bonus paid in 1995 pursuant to Mr. Hammes' employment agreement. "Other Annual Compensation" includes (i) for 1997, $13,663 for personal use of a Company vehicle, $10,853 for relocation costs ($4,912 of which is a tax gross-up), and $2,925 interest differential housing allowance, and (ii) for 1995, $137,703 for relocation costs. "All Other Compensation" includes (i) for 1997, $2,380 and $0, respectively, for the Company's 401(k) match and premiums paid for term life insurance, and $1,209,655 for termination of employment payments including but not limited to severance payments, lump sum payments, and the value of benefits received pursuant to a severance agreement entered into with Mr. Hammes as of February 28, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), (ii) for 1996, $3,230 and $40, respectively, for the Company's 401(k) match and premiums paid for term life insurance and (iii) for 1995, $3,077 and $40, respectively, for the Company's 401(k) match and premiums paid for term life insurance.

(7) Mr. van den Bergh ceased to be an employee of the Company in June 1997. "Bonus" for 1996 includes $233,333 guaranteed incentive payment made in 1996 pursuant to Mr. van den Bergh's employment agreement. "Other Annual Compensation" includes (i) for 1997, $9,630 for Company vehicle expenses, $5,493 for tax preparation expenses, $6,822 for housing allowance, and $824 for representation allowance, and (ii) for 1996, includes a $153,100 payment made to Mr. van den Bergh to compensation him for the loss of stock option price appreciation upon leaving his former employer. "All Other Compensation" includes (i) for 1997, $641,409 for termination of employment payments including, but not limited to, severance payments, lump sum payments, and the value of benefits received pursuant to a severance agreement entered into with Mr. van den Bergh as of June 30, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), and (ii) for 1996, $2,124 for premiums paid for term life insurance.

(8) Mr. Kaplan ceased to be an employee of the Company in August 1997. "Bonus" includes (i) for 1997, $130,666 guaranteed incentive and $50,000 (final installment) signing bonus payments made in 1997 pursuant to Mr. Kaplan's employment agreement and (ii) for 1996, $50,000 payments made during 1996 for first installment of signing bonus pursuant to Mr. Kaplan's employment agreement. "Other Annual Compensation" includes (i) for 1997, $1,416 for the personal use of a Company car, and $297 for relocation costs, and (ii) for 1996, $31,592 for relocation costs ($14,103 of which is a tax gross-up). "All Other Compensation" includes (i) for 1997, $174,812 for payments including, but not limited to, severance payments, lump sum payments and value of benefits received pursuant to a termination agreement entered into with Mr. Kaplan as of August 31, 1997 (see "Employment Agreements and Termination of Employment Arrangements"), and $874 for premiums paid for term life insurance, and (ii) for 1996, $501 for premiums paid for term life insurance.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning individual grants of stock options during 1997 to the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers. Pursuant to the Company Merger Agreement, each outstanding option to acquire the Company's common stock, which is not currently exercisable, will vest and become exercisable at the effective time of the CLN Holdings Merger and, to the extent not exercised prior to the effective time of the Company Merger, will be converted into the right to receive cash in an amount equal to the excess, if any, of $27.50 over the per share exercise price of such option.

                                        % of Total
                                         Options
                                        Granted to
                                        Employees                  Expiration       Grant Date
                             Options    in Fiscal      Exercise       Date            Present
      Name                   Granted      Year          Price      of Options        Value (7)
------------------           -------    ----------     ---------   ----------      -----------
Jerry W. Levin (1)           200,000       9.27%       $ 12.250     02/11/07       $ 1,257,120
                             300,000      13.91%         14.000     04/15/07         2,150,835
David A. Ramon (2)            62,500       2.89%         12.250     02/11/07           392,850
                              37,500       1.73%         16.875     05/13/07           334,558
Mark Goldman (3)              20,000        .92%         15.000     02/12/07           100,422
                              20,000        .92%         16.125     12/17/07           160,930

David K. Stearns (4)          20,000        .92%         16.125     12/17/07           158,532

Patrick McEvoy                    --         --              --           --                --

Michael N. Hammes                 --         --              --           --                --

Frederik van den Bergh (5)    10,000        .46%         14.000      4/15/07            67,527

Steven F. Kaplan (6)          10,000        .46%         14.000      4/15/07            67,527

--------------------
(1) Mr. Levin's options were granted on February 11, 1997 and April 15, 1997, respectively. The February 11, 1997 and 200,000 of the April 15, 1997 options were granted pursuant to the 1996 Stock Option Plan. The remainder of the April 15, 1997 option was granted pursuant to the 1993 Stock Option Plan. The options are exercisable in installments of 50%. The earlier option vested on April 15, 1997 and December 31, 1997. The later option vested on April 15, 1997 and is scheduled to vest again on April 15, 1998.

(2) Mr. Ramon's options were granted on February 11, 1997 and May 13, 1997, respectively. The February 11, 1997 and May 13, 1997 options were granted pursuant to the 1996 Stock Option Plan. The options are exercisable in installments of 50%. The earlier option vested on April 15, 1997 and December 31, 1997. The later option vested on May 13, 1997 and December 31, 1997.

(3) Mr. Goldman's options were granted on February 12, 1997 and December 17, 1997, Respectively. ThE February 12, 1997 option was granted pursuant to the 1996 Stock Option Plan and the December 17, 1997 option was granted pursuant to the 1993 Stock Option Plan. The February 12, 1997 option is exercisable in installments of 33%, 33% and 34%. This option is scheduled to vest on February 12, 2000, February 12, 2001, and February 12, 2002, respectively. The December 17, 1997 option is exercisable in installments of 50%. This option is scheduled to vest on June 17, 1998 and December 17, 1998.

(4) Mr. Stearns' options were granted on December 17, 1997 pursuant to the 1996 Stock Option Plan. The option becomes exercisable in installments of 25%. The option is scheduled to vest on December 17, 1998, December 17, 1999, December 17, 2000, and December 17, 2001, respectively.

(5) Mr. van den Bergh's options were granted on April 15, 1997 pursuant to the 1996 Stock Option Plan. Pursuant to an agreement entered into with Mr. van den Bergh as of June 30, 1997, Mr. van den Berg's options expired unexercised.

(6) Mr. Kaplan's options were granted on April 15, 1997 pursuant to the 1996 Stock Option Plan. Pursuant to an agreement entered into with Mr. Kaplan as of August 31, 1997, Mr. Kaplan's options expired unexercised.

(7) The grant date present values were estimated using the Black-Scholes option pricing model and the following weighted-average assumptions; risk-free interest rates from 5.84% to 6.89%, dividend yield of 0%, volatility of the expected market price of the Company's common stock from 27.25% to 35.43%, and a weighted-average expected life of the options from 4.5 to 8.5 years.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth aggregated option exercises in the last fiscal year and fiscal year-end option values for the Company's Chief Executive Officer and the next four most highly-compensated executive officers, and three of its former executive officers.

                                                              Value of
                                             Number of      Unexercised
                                            Unexercised     In-the-Money
                      Shares                 Options at      Options at
                    Acquired                    FY-End       FY-End (1)
                       on         Value      Exercisable/   Exercisable/
     Name           Exercise    Realized    Unexercisable   Unexercisable
--------------      --------    --------    --------------  -------------
Jerry W. Levin             0           0       350,000/      $ 1,071,875/
                                               150,000           309,375

David A. Ramon             0           0       100,000/          238,281/
                                                     0                 0

Mark Goldman               0           0             0/                0/
                                                60,000            21,250

David K. Stearns      15,000      82,500         28,720/          41,790/
                                               110,280            46,253

Patrick McEvoy             0           0        21,900/           35,989/
                                                63,100            39,923

Michael N. Hammes          0           0             0/                0/
                                               580,000 (2)             0

Frederik van den Bergh     0           0             0/                0/
                                               130,000 (3)             0

Steven F. Kaplan           0           0             0/                0/
                                               135,000 (4)             0

--------------------

(1) Market closing price of $16.0625 per share on December 31, 1997 was used in computing year-end values.

(2) Mr. Hammes' right to exercise the options expired on May 29, 1997, pursuant to the agreement entered into with Mr. Hammes on February 28, 1997. The options expired by their terms unexercised on May 29, 1997.

(3) Mr. van den Bergh was paid in lieu of the vested options that were in-the-money on August 27, 1997, pursuant to the agreement entered into with Mr. van den Bergh as of June 30, 1997. The options were allowed to expire by their terms unexercised on September 30, 1997.

(4) Mr. Kaplan's right to exercise the options expired on November 30, 1997, pursuant to the agreement entered into with Mr. Kaplan as of August 31, 1997. The options expired by their terms unexercised on November 30, 1997.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

          The Company has an employment agreement with Mr. Levin effective for the term October 1, 1997 through December 31, 2000. Pursuant to the Company Merger Agreement, the Company will not have any responsibility for the Company's obligations under Mr. Levin's employment agreement following consummation of the CLN Holdings Merger, except for payment of the transaction bonus described below. The employment agreement provides for a base salary of $1,000,000 per annum, and participation in The Coleman Company, Inc. Executive Annual Incentive Plan (the "Incentive Plan") with a 100% target bonus opportunity. The employment agreement with Mr. Levin also provides for, among other things, participation in the Company's other benefit plans, certain pension benefits and payments upon death, disability, termination without cause and change of control of the Company. Upon a termination of employment without cause, Mr. Levin would be entitled, among other things, to receive payments equal to base salary for the balance of the term of the agreement (but in any event not less than one year). Upon a change of control Mr. Levin would be entitled to a lump sum payment equal to base salary and target bonus payable for the remainder of the term. In addition, Mr. Levin's employment agreement provides for a gross-up for certain excise taxes resulting from payments and benefits under the employment agreement. Pursuant to the employment agreement, Mr. Levin is entitled to a transaction bonus equal to 1.5% of the enterprise value of certain divestitures, up to a maximum aggregate amount of $1.5 million. The consummation of the sale of CSS would result in a transaction bonus payable to Mr. Levin of $1.5 million.

     The Company has an employment agreement with Mr. Shapiro effective for the term July 1, 1997 through June 30, 2000. Pursuant to the Company Merger Agreement, the Company will not have any responsibility for the Company's obligations under Mr. Shapiro's employment agreement following consummation of the CLN Holdings Merger. The employment agreement provides for a base salary of $350,000 per annum, and participation in the Incentive Plan with a 70% target bonus opportunity. The employment agreement with Mr. Shapiro also provides for, among other things, participation in the Company's other benefit plans and payments upon death, disability, termination without cause and change of control of the Company. Upon termination of employment without cause, Mr. Shapiro would be entitled, among other things, to receive payments equal to base salary for the balance of the term of the agreement (but in any event not less than one year). Upon a change of control, Mr. Shapiro would be entitled to a lump sum payment equal to base salary and target bonus payable for the remainder of the term. In addition, Mr. Shapiro's employment agreement provides for a gross-up for certain excise taxes resulting from payments and benefits under the employment agreement.

     The Company has an employment agreement with Mr. McEvoy effective for the term January 1, 1996 through December 31, 1998. Pursuant to the employment agreement, Mr. McEvoy is paid a base salary of $200,000 per annum, and is entitled to participate in the Incentive Plan with a 70% target bonus opportunity. The employment agreement with Mr. McEvoy also provides for, among other things, participation in the Company's other benefit plans and payments upon death, disability, termination without cause, and subject to certain conditions, change of control of the Company. Upon a termination of employment without cause, or termination of employment upon a change of control, Mr. McEvoy would be entitled, for two years, among other things, to receive payments equal to base salary and target bonus and to participate in the Company's medical plans. In addition, Mr. McEvoy's employment agreement provides for a gross-up of certain excise taxes resulting from payments and benefits under the employment agreement. In addition, in connection with the sale of CSS, the Company and Mr. McEvoy entered into a retention agreement. Pursuant to such retention agreement, Mr. McEvoy will receive, among other things, a special bonus for one year in an amount equal to Mr. McEvoy's base salary, provided that if Mr. McEvoy becomes entitled to severance payments under his employment contracts as a result of a termination of employment within three months of a sale of CSS, the severance payments to Mr. McEvoy under his employment agreement will be reduced by the payments of the special bonus.

     Mr. Goldman had two employment agreements with the Company which became effective November 1, 1994 and terminated December 31, 1997. Under the agreements, which had identical material terms, Mr. Goldman's base salary was $250,000 per year, and Mr. Goldman was eligible for a discretionary incentive payment each year.

     Mr. Hammes had an employment agreement with the Company effective January 1, 1996, which provided for, among other things, a base salary of $700,000 per annum. Mr. Hammes' employment was terminated February 28, 1997. Effective such date, Mr. Hammes' entered into a severance agreement with the Company having a severance period of two years. Pursuant to the severance agreement, Mr. Hammes is entitled to, among other things, severance payments during the severance period at the rate of $700,000 per annum, and continued participation in the Company's medical plans during the severance period, and is entitled to certain pension payments beginning March 1, 1999. In addition, pursuant to the severance agreement, Mr. Hammes was paid a lump sum payment during 1997 of $450,000 and is entitled to another $450,000 lump sum payment at the end of the severance period.

     Mr. van den Bergh had an employment agreement with the Company effective as of May 1, 1996, which provided for, among other things, a base salary of $500,000 per annum. Mr. van den Bergh's employment was terminated effective June 30, 1997. Effective such date, Mr. van den Bergh entered into a severance agreement with the Company having a severance period of one year. Pursuant to the severance agreement, Mr. van den Bergh was paid two lump sum payments during 1997 totaling $550,000 and is entitled to, among other things, continued participation in the Company's medical plans during the severance period.

     Mr. Kaplan had an employment agreement with the Company effective as of August 1, 1996, which provided for, among other things, a base salary of $280,000 per annum. Mr. Kaplan's employment was terminated effective August 31, 1997. Effective such date Mr. Kaplan entered into a severance agreement with the Company, having a severance period or two years. Pursuant to the severance agreement, Mr. Kaplan is entitled to, among other things, severance payments during the severance period at the rate of $426,000 per annum, and continued participation in the Company's medical plans during the severance period.

PENSION PLANS

     RETIREMENT PLAN. The Company participates in the New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Salaried Pension Plan") which replaced a prior plan that was terminated on June 30, 1989. Participants in the Salaried Pension Plan include participants under the prior plan and certain salaried exempt employees who are at least 21 years old and have completed at least one year of service with the Company.

     Benefits to participants vest fully after five years of Vesting Service (as defined in the Salaried Pension Plan) and such benefits are determined primarily by a formula based on the average of the five consecutive years of greatest compensation earned during the last ten years of the participant's service to the Company, and the number of years of service attained by the individual participant. Such compensation is composed primarily of regular base salary and contributions to qualified deferred compensation plans and does not include amounts paid pursuant to the Company's annual cash incentive compensation plans. Participants make no contributions to the Salaried Pension Plan.

     EXCESS BENEFIT PLAN. The Company participates in the New Coleman Holdings Inc. Excess Benefit Plan (the "Excess Benefit Plan") for designated employees who are participants in the Salaried Pension Plan and whose retirement income from the Salaried Pension Plan in the form of payment to be made under the Salaried Pension Plan exceeds the maximum permissible under the Employee Retirement Income Security Act, as amended, and certain provisions of the Internal Revenue Code of 1986, as amended (the "Code").
The Excess Benefit Plan supplements the Salaried Pension Plan by providing additional retirement benefits to its participants in excess of the maximum amount permitted under the Salaried Pension Plan, which benefits generally are payable in conjunction with payments made under the Salaried Pension Plan. Benefits payable under the Excess Benefit Plan have been included in the estimated annual benefits payable listed on the table following discussion of the Consolidated Supplemental Retirement Plan. The Excess Benefit Plan was amended and restated effective January 1, 1995 to add a provision allowing annual cash incentive compensation plan payments to designated participants to be included as compensation in the formula used to determine benefits under the Excess Benefit Plan. Thirteen executives participated in this feature of the Excess Benefit Plan during 1997.

     CONSOLIDATED SUPPLEMENTAL RETIREMENT PLAN. In addition to the obligation of the Company under the Salaried Pension Plan and the Excess Benefit Plan, the Company had committed to provide other supplemental retirement benefits solely for Mr. Hammes, including credit for additional years of service and certain other formula changes. Pursuant to an agreement entered into with Mr. Hammes in February 1997, discussed above, Mr. Hammes is no longer a participant in the Consolidated Supplemental Retirement Plan.

          The following table shows estimated annual benefits payable under the Salaried Pension Plan and the Excess Benefit Plan, and reflects the straight life benefit form of payment for employees, assumes normal retirement at age 65, and reflects deductions for Social Security and other offset amounts:

                           Estimated Annual Pension
  ----------------------------------------------------------------------
  Final Average     10 Years      20 Years       30 Years      35 Years
    Earnings       of Service    of Service     of Service    of Service
  -------------    ----------    ----------     ----------    ----------
   $   100,000     $   15,896    $   31,792     $   47,688    $   55,636
       200,000         35,896        71,792        107,688       125,636
       300,000         55,896       111,792        167,688       195,636
       400,000         75,896       151,792        227,688       265,636
       500,000         95,896       191,792        287,688       335,636
       600,000        115,896       231,792        347,688       405,636
       700,000        135,896       271,792        407,688       475,636
       800,000        155,896       311,792        467,688       545,636
       900,000        175,896       351,792        527,688       615,636
     1,000,000        195,896       391,792        587,688       685,636
     1,100,000        215,896       431,792        647,688       755,636
     1,200,000        235,896       471,792        707,688       825,636
     1,300,000        255,896       511,792        767,688       895,636
     1,400,000        275,896       551,792        827,688       965,636
     1,500,000        295,896       591,792        887,688     1,035,636
     1,600,000        315,896       631,792        947,688     1,105,636
     1,700,000        335,896       671,792      1,007,688     1,175,636
     1,800,000        355,896       711,792      1,067,688     1,245,636


     Benefits under the Salaried Pension Plan are payable upon normal retirement at age 65, and at age 55 following vested termination, disability, and death. A participant may elect to commence early benefit payments at any time after the participant's 55th birthday or may retire with 30 years of Vesting Service at amounts reduced from those payable upon normal retirement age. As of December 31, 1997, credited years of service for each of the individuals listed on the Summary Compensation Table are as follows: Mr. Levin, 8.7 years; Mr. Ramon, 4.6 years; Mr. Goldman, 4 years; Mr. Stearns,
21.2 years; Mr. McEvoy, 3.8 years; Mr. Hammes, 3.4 years; Mr. van den Bergh, zero years; and Mr. Kaplan, 1.1 years. In accordance with Mr. Hammes' termination of employment agreement (see Employment Agreements and Termination of Employment Arrangements), discussed above, Mr. Hammes will be entitled to receive a pension of $15,110 per month commencing March 1, 1999.

     Pursuant to the Company Merger Agreement, from and after the effective time of the CLN Holdings Merger, Sunbeam has agreed to allow Company employees to participate in Sunbeam benefit plans on substantially the same basis as similarly situated Sunbeam employees, and has also agreed to cause the Company to continue its employee benefit plans for a period of at least six (6) months following such date. Sunbeam has also agreed to give Company employees full credit for purposes of eligibility and vesting of benefits and benefit accrual for service with the Company and its affiliates prior to the effective time of the CLN Holdings Merger provided, however, that no such crediting of service results in duplication of benefits.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

     The Compensation Committee is comprised entirely of directors who are not officers or employees of the Company. The Compensation Committee is composed of Messrs. Robinson (Chairman), Drapkin and Slovin, and Ms. Jordan. The Compensation Committee is responsible for:

     - Reviewing and approving the salary and annual incentive compensation of the Company's executive officers;

     - Reviewing, approving or modifying performance standards against which annual incentive compensation awards will be made for executive officers;

     - Reviewing, approving or modifying annual incentive compensation awards for executive officers;

     - Reviewing, approving or modifying stock option awards for all employees, including executive officers;

     - Reviewing, approving or modifying supplemental benefit or compensation plans which are available to designated executives;

     - Reviewing and recommending to the Board of Directors changes to current executive officer benefit plans or the adoption of new executive compensation programs requiring shareholder approval; and

     - Reviewing and acting as appropriate on any other issues relating to executive compensation and brought to the Compensation Committee by the Chairman for its consideration.

     COMPENSATION PHILOSOPHY

         In 1994, the compensation philosophy for the Company was developed and adapted. The philosophy includes the following principles:

     - Support the achievement of the Company's desired financial performance and return to shareholders;

     - Provide compensation that will attract and retain the required high level talent; and

     - Align executives officers' interest with the Company's success by linking both annual incentive compensation and long-term incentive compensation, in the form of stock option and/or stock appreciation rights awards, with the Company's success in achieving performance goals.

         The executive compensation philosophy for the Company, as approved and adopted by the Compensation Committee, provides for an overall level of potential compensation opportunity that, if aggressive financial goals are achieved and superior shareholder returns are realized, will be at a 75th percentile level of competitiveness with consumer products companies of comparable size. To determine pay level opportunities, the Compensation Committee consulted with outside consultants and with the Company's officers responsible for human resources.

         The Compensation Committee intends, over time, to set salaries in a manner consistent with the foregoing. Annual incentive and stock option opportunities are intended to be set above predicted competitive norms. Actual individual compensation levels may be greater or lesser than median competitive levels, based upon annual and long-term Company performance. The Compensation Committee, at its discretion, sets executive compensation at levels which it judges are justified by external, internal and other circumstances.

     COMPLIANCE WITH FEDERAL TAX LEGISLATION

          The Omnibus Budget Reconciliation Act of 1993 added Section
162(m) to the Code which, generally precludes the Company and other public companies from taking a tax deduction for compensation over $1 million which is not "performance-based" and is paid, or otherwise taxable, to executives named in the Summary Compensation Table and employed by the Company at the end of the applicable tax year. The Company attempts to preserve as much deduction as possible without undercutting the compensation objectives set forth above. Each director on the Compensation Committee is an "outside director" within the meaning of Section 162(m) of the Code.

     BASE COMPENSATION

          During 1997, the base compensation of each executive officer was reviewed and compared to median levels of competitiveness for similarly sized consumer products companies. The Company has adopted the practice of base compensation increases for executive officers based on an annual review of the executive performance and to adjust compensation and to keep it approximately to the standard described above.

     ANNUAL CASH INCENTIVE COMPENSATION

          The Chief Executive Officer was paid a bonus based on the targets in the Incentive Plan, even though a certain condition to payment of the target bonus was not satisfied. The other named executive officers who were employed by Coleman at the end of the year were also paid a bonus based on the same criteria. During 1997, no bonus was paid to the former Chief Executive Officer. The bonuses were paid to recognize the substantial progress made in the restructuring of Coleman.

     LONG TERM INCENTIVES

          In 1997, the Compensation Committee approved option grants to the Chief Executive Officer of 200,000 shares on February 11, 1997, at an exercise price of $12.25 and 300,000 shares on April 14, 1997 at an exercise price of $14.00. It also approved grants totaling in the aggregate 160,000 shares to the other named executive officers employed by the Company at the end of 1997. The Compensation Committee believes that these grants, which were primarily made in the first half of 1997, provide an appropriate link between the interest of executives with those of the Company's shareholders.

     OTHER BENEFITS

          The Company provides medical and retirement benefits to executive officers that are generally available to Company salaried employees, including participation in medical and dental benefit plans, a qualified 401(k) employee savings plan and a qualified defined benefit retirement plan. In addition, the Company provides certain officers and key management employees a nonqualified benefit equalization plan which is designed to make up for benefits that would otherwise to lost due to various tax limitations. The Company's benefit plans are intended to provide a median level of benefits when compared to similarly sized consumer products companies. The Company also provides certain executive officers with certain executive prerequisites which may be deemed to be a personal benefit or constitute compensation to such executive officers, including (for example) car allowances and reimbursements, and club membership dues.

          The Compensation Committee believes the executive compensation philosophy and programs are appropriate and serve the interest of the shareholders and the Company.

                                             Compensation Committee:
                                             James D. Robinson, Chairman
                                             Donald G. Drapkin
                                             Ann D. Jordan
                                             Bruce Slovin

CUMULATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH

     The graph set forth below presents a comparison of cumulative shareholder return for the Company's common stock for the five-year period December 31, 1992 through December 31, 1997, on an indexed basis, as compared with the S&P Midcap 400 stock index and a selected peer group of companies.

     The group of companies selected for the peer group represents a portfolio of companies which share certain characteristics considered relevant to the earnings performance and related cumulative shareholder return for the Company's common stock. Selection of the peer group for the performance line was impacted by the fact that many of the Company's direct competitors are privately held or are subsidiaries of much larger public companies. Selection criteria applied in formulating the group of 12 companies, each of whose stock is publicly traded, required each company to share one or more of the following characteristics representative of the Company: (a) competitors with the Company in one or more of its product lines; (b) companies which serve mass merchandisers and their customers; (c) companies offering strong brand name consumer products; and (d) companies serving recreational products consumers.

     The 12 companies selected as the peer group are as follows: Johnson Worldwide Associates, Inc.; Anthony Industries, Inc.; Huffy Corporation; Kellwood Company (parent of American Recreation Products, Inc.); Russell Corporation; Snap-on Tools Corporation; Sunbeam; Brunswick Corporation; V.F. Corporation (parent of JanSport, Inc.); Newell Co.; Rubbermaid Incorporated; and Cooper Industries, Inc.




                                  [GRAPH]



                  12/31/92   12/31/93   12/31/94   12/31/95   12/31/96   12/31/97
                  ---------------------------------------------------------------
Coleman             $100       $ 98       $123       $123       $ 96       $113
S&P MidCap 400      $100       $114       $110       $143       $171       $226
Peer Group          $100       $107       $100       $106       $124       $160

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning beneficial ownership, as of the close of business on March 3, 1998, of the Company's common stock by its 5% beneficial owners, its directors, Chief Executive Officer and the next four most highly-compensated executives, and of directors and executive officers as a group.

Name of                                    Amount and Nature of   Percent
Beneficial Owner                           Beneficial Ownership   of Class
----------------                           --------------------   --------
Ronald O. Perelman                            44,067,520 (1)         82%
  35 E. 62nd Street
  New York, New York 10021
Sunbeam Corporation                           44,067,520 (2)         82%
  1615 South Congress Avenue, Suite 200
  Delray Beach, Florida 33445
Donald G. Drapkin                                 30,000 (3)          *
Frank Gifford                                          0              *
Lawrence M. Jones                                 40,512              *
Ann Jordan                                             0              *
Jerry W. Levin                                   373,000 (4)          *
John A. Moran                                     10,000              *
James D. Robinson III                                  0              *
Bruce Slovin                                      52,600 (5)          *
William H. Spoor                                   6,000 (6)          *
David A. Ramon                                   100,000 (7)          *
Mark Goldman                                           0              *
David K. Stearns                                  25,342 (8)          *
Patrick McEvoy                                         0              *
Michael N. Hammes                                      0 (9)          *
Steven Kaplan                                          0 (9)          *
Frederik van den Bergh                            11,000 (9)          *
All Directors and Executive                   44,768,474(10)         83%
  Officers as a Group
  (21 persons)

* Less than 1%

-------------
(1) Substantially all of the shares owned are pledged to secure obligations of Coleman Worldwide and CLN Holdings and shares of intermediate holding companies are or from time to time may be pledged to secure obligations of MacAndrews & Forbes Holdings, Inc. or its affiliates.

(2) The Statement on Schedule 13D filed by Sunbeam on March 9, 1998 indicates that Sunbeam may be deemed to be the beneficial owner of 44,067,520 shares by reason of its execution of the CLN Holdings Merger Agreement.

(3) Includes 10,000 shares owned by trusts for the benefit of Mr. Drapkin's children and as to which beneficial ownership is disclaimed.

(4) Includes 2,000 shares owned by trusts for the benefit of Mr. Levin's children and as to which beneficial ownership is disclaimed. Includes 350,000 shares which may be acquired within 60 days pursuant to stock options.

(5) Includes 46,300 shares held in trust for family members and as to which beneficial ownership is disclaimed.

(6) Includes 4,000 shares held in trust for the benefit of Mr. Spoor pursuant to the IDS Bank & Trust, Trustee, The Pillsbury Company 401(k) Savings Plan.

(7) Includes 100,000 shares which may be acquired within 60 days pursuant to stock options.

(8) Includes 520 shares held by Mr. Stearns' spouse and as to which beneficial ownership is disclaimed. Includes 20,720 shares which may be acquired within 60 days pursuant to stock options.

(9) No current information is available as to share ownership. Reflects information in the Company's records as of the date of termination of employment.

(10) Includes an additional 52,500 shares which may be acquired within 60 days by directors and executive officers as a group pursuant to stock options. Excludes 1,002,380 shares which may be acquired by directors and executive officers pursuant to stock options which will vest and become exercisable upon consummation of the CLN Holdings Merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MACANDREWS & FORBES

     Ronald O. Perelman, through MacAndrews & Forbes, beneficially owns indirectly 82% of Coleman's common stock. Due to its stock ownership, MacAndrews & Forbes controls Coleman and is able to elect the entire board of directors. On February 27, 1998, the CLN Holdings Merger Agreement and the Company Merger Agreement were executed as described in further detail above. As a result of the CLN Holdings Merger, CLN Holdings will become a wholly-owned subsidiary of Sunbeam and Sunbeam will become the indirect owner of approximately 82% of the outstanding Coleman common stock. Additionally, upon consummation of the CLN Holdings Merger, all of the current members of Coleman's board of directors will resign from their positions as directors, and five individuals designated by Sunbeam will become directors of the Company.

     MacAndrews & Forbes is a diversified holding company with interests in several industries. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

CROSS-INDEMNIFICATION AGREEMENT

     Coleman and Holdings are parties to a cross-indemnification agreement
(the "Cross-Indemnification Agreement"), pursuant to which Coleman has agreed to indemnify Holdings against all liabilities related to the outdoor products business transferred to Coleman by Holdings, and Holdings has agreed to indemnify Coleman and its immediate corporate parent against all liabilities of Holdings other than liabilities related to the outdoor products business transferred by Holdings to Coleman. The liabilities that Coleman will indemnify Holdings against include (i) asserted and potential product liability claims arising out of products manufactured or sold by the outdoor products business, and (ii) asserted and potential environmental claims and liabilities related to facilities currently or formerly owned or used by the outdoor products business.

TAX SHARING AGREEMENT

     The Company is included in the consolidated tax group of which Mafco is the common parent and Coleman's tax liability will be included in the consolidated Federal income tax liability of Mafco. Coleman is also included in certain state and local tax returns of Mafco or its affiliates. Coleman participates in a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which it pays to Coleman Worldwide amounts equal to the taxes that Coleman would otherwise have to pay if it were to file separate Federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of Mafco arising from an audit or otherwise). Under Federal law, Coleman is subject to liability for the consolidated Federal income tax liabilities of the consolidated group of which Mafco is the common parent, for any taxable period during which Coleman or a subsidiary is a member of that consolidated group. Mafco has agreed, however, to indemnify Coleman for any such Federal income tax liability (and certain state and local tax liabilities) of Mafco or any of its subsidiaries that Coleman is actually required to pay. Because the payments to be made by Coleman under the Tax Sharing Agreement are determined by the amount of taxes that Coleman would otherwise have to pay if it were to file separate Federal, state or local income tax returns, the Tax Sharing Agreement will benefit Mafco to the extent that Mafco can offset the taxable income generated by Coleman against losses and tax credits generated by Mafco and its other subsidiaries. Following the consummation of the CLN Holdings Merger, Coleman will no longer be included in the Mafco consolidated tax group. The Tax Sharing Agreement will be terminated on the date of the CLN Holdings Merger. The CLN Holdings Merger Agreement provides for certain tax indemnities and tax sharing payments with respect to Mafco, Coleman and their respective affiliates.

INSURANCE PROGRAMS

     Coleman is insured under policies maintained by MacAndrews & Forbes or its affiliates, including health and life insurance, workers compensation, and liability insurance. The Company's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. For 1997, such expense, including the Company's allocable share of premiums for such insurance, was approximately $13.3 million. Management believes that the terms for such insurance are at least as favorable as terms that could be obtained by the Company were it separately insured.

SERVICES PROVIDED BY OTHER AFFILIATES

     From time to time, Coleman purchases from affiliates, at negotiated rates, specialized accounting and other services. Coleman also provides, at negotiated rates, specialized accounting services and other services to an affiliate. The net expense for such services was approximately $394,000 during 1997. Coleman believes that the terms of such arrangements are at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties. In addition, certain employees of the Company have been paid by MacAndrews & Forbes or other affiliates of the Company, and the Company reimburses such affiliates for the compensation expense for such employees.

PURCHASE OF INACTIVE SUBSIDIARIES

     During the first quarter of 1997, Coleman purchased an inactive subsidiary from an affiliate for approximately $1.0 million, plus a portion of certain tax benefits to the extent such benefits are realized by Coleman.
During the fourth quarter of 1997, Coleman purchased an inactive subsidiary from an affiliate for which the Company agreed to pay 50% of the tax benefits realized by Coleman when and if such benefits are realized. Coleman expects to realize certain tax benefits from the tax losses of such subsidiaries.

OFFICE LEASE

     Coleman subleases office space in New York City from an affiliate.
The rent paid by Coleman represents the allocable portion, based on the space leased, of the rent paid by the affiliate to its third party landlord. The expense for such rent during 1997 was approximately $158,000. Coleman believes that the terms of the sublease are at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties.

PENSION PLANS

     Holdings maintains pension and other retirement plans in various forms covering employees of Coleman who meet eligibility requirements. Holdings also has an unfunded excess benefit plan covering certain of Coleman's U.S. employees whose benefits under the plans described above are limited by provisions of the Code. Coleman pays to Holdings it allocable costs of maintaining such plans for Coleman's employees. As part of the consummation of the CLN Holdings Merger, such pension and other benefits plans will be assigned and assumed by Coleman.

OTHER ARRANGEMENTS

     At the beginning of 1995, Mr. McEvoy, an Executive Vice President of Coleman, had a noninterest-bearing loan from Coleman in the amount of $63,333. At the end of 1997, the principal balance of the loan was $0.

          During 1997, Coleman purchased licensing services from an affiliate, for which it paid approximately $650,000.

          During 1997, Coleman sold products to an affiliate, for which it received approximately $900,000.

          During 1997, Coleman used an airplane owned by a corporation of which a director of Coleman is a stockholder, for which Coleman paid approximately $158,000.

          During 1997, a subsidiary of Coleman paid approximately $254,000 for warehouse space leased from a real estate partnership in which Mr. Goldman, an Executive Vice President of Coleman, and three other immediate family members of Mr. Goldman's are partners. A manufacturing business owned by Mr. Goldman's father contracted with Coleman's subsidiary for the manufacture of goods sold to the subsidiary, for which the subsidiary paid approximately $2.6 million during 1997. Pursuant to the agreement by which Coleman acquired the Eastpak business, Mr. Goldman is entitled to certain additional payments from Coleman upon Eastpak achieving certain operating targets. In accordance with such agreement, a final additional payment of $12.0 million was paid to Mr. Goldman for 1997 financial performance.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements and Schedule.

             See List of Financial Statements and Schedules which appears on page F-1 herein.

          (3)  Exhibits

          EXHIBIT NO.                     DESCRIPTION
          ----------                      -----------
              2.1      Agreement and Plan of Merger among Sunbeam
                       Corporation, Camper Acquisition Corp. and The Coleman Company, Inc. dated as of February 27, 1998 (incorporated by reference to Exhibit 2.1 to The Coleman Company, Inc. Current Report on Form 8-K/A filed on March 5, 1998).

              2.2      Agreement and Plan of Merger among Sunbeam
                       Corporation, Laser Acquisition Corp, CLN Holdings Inc. and Coleman (Parent) Holdings Inc. dated as of February 27, 1998 (incorporated by reference to
                       Exhibit 10.1 to The Coleman Company, Inc. Current Report on Form 8-K/A filed on March 5, 1998).

              3.1 Certificate of Incorporation of The Coleman Company, Inc., filed with the Secretary of State of Delaware on December 17, 1991 (incorporated by reference to
                       Exhibit 3.1 to The Coleman Company, Inc. 1993 Annual Report on Form 10-K).

              3.2 Bylaws of The Coleman Company, Inc., as amended (incorporated by reference to Exhibit 3.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

              4.1 Amended and Restated Credit Agreement dated as of August 3, 1995 among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (incorporated by reference to Exhibit 4.2 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995).

              4.2 Amendment No. 1 dated as of April 30, 1996 to the Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                       4.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

              4.3 Amendment No. 2 dated as of April 30, 1996 to the Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                       4.2 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

              4.4 Amendment No. 3 dated as of May 29, 1996 to the Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                       4.1 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

              4.5 Amendment No. 4 dated as of October 25, 1996 to the Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                       4.2 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

              4.6 Amendment No. 5 dated as of March 7, 1997 to the Amended and Restated Credit Agreement, dated as of August 3, 1995 among The Coleman Company, Inc., the Lenders party thereto, the Issuing Bank, the Agent and the Co-Agents (incorporated by reference to Exhibit
                       4.6 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K).

              4.7 Note Purchase Agreement dated as of August 3, 1995 among The Coleman Company, Inc., and Purchasers party thereto (incorporated by reference to Exhibit 4.3 to The Coleman Company Inc. Form 10-Q for the period ended June 30, 1995).

              4.8 Note Purchase Agreement dated as of May 1, 1996 among The Coleman Company, Inc., and Purchasers party thereto (incorporated by reference to Exhibit 4.1 to The Coleman Company, Inc., Current Report on Form 8-K dated June 28, 1996).

              4.9 Specimen copy of definitive certificate of common stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.1 Cross-Indemnification Agreement dated as of February 26, 1992 among New Coleman Holdings Inc., Coleman Finance Holdings Inc., The Coleman Company, Inc., and certain subsidiaries of New Coleman Holdings Inc. and The Coleman Company, Inc., (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.2 Amendment No. 1 dated as of December 30, 1992 to the Cross-Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.3 Reimbursement Agreement dated as of February 26, 1992 between The Coleman Company, Inc., and MacAndrews Holdings (incorporated by reference to Exhibit 10.4 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.4 Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit 10.29 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.5 Amendment No. 1 dated as of February 26, 1992 to the Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit 10.30 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.6 Amendment No. 2 dated as of December 30, 1992 to the Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit 10.31 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.7 Amendment No. 3 dated as of May 27, 1993 to the Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews Holdings, New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc. (incorporated by reference to Exhibit 10.45 to the Coleman Holdings Inc. Registration Statement Form S-1 (File No. 33- 67058), filed on August 6, 1993.

              10.8 Tax Sharing Agreement II dated as of February 26, 1992, among Mafco, Coleman Finance Holdings Inc., The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc. (incorporated by reference to
                       Exhibit 10.25 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.9 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement II dated as of February 26, 1992, among Mafco, Coleman Finance Holdings Inc., The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc. (incorporated by reference to
                       Exhibit 10.26 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.10 Supplemental Tax Sharing Agreement dated as of February 26, 1992, between The Coleman Company, Inc. and MacAndrews and Forbes Holdings Inc. (incorporated by reference to Exhibit 10.32 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.11 Tax Sharing Agreement III dated as of February 26, 1992 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman Finance Holdings Inc. (incorporated by reference to
                       Exhibit 10.27 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.12 Amendment No. 1 dated as of December 30, 1992 to the Tax Sharing Agreement III dated as of February 26, 1992 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman Finance Holdings Inc. (incorporated by reference to
                       Exhibit 10.28 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

              10.13 Tax Sharing Agreement V dated as of May 27, 1993 among Mafco, Coleman Worldwide Corporation, The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc. (incorporated by reference to Exhibit
                       10.38 to the Coleman Holdings Inc. Registration Statement Form S-1 (File 33-67058), filed on August 6,
                       1993).

              10.14 Tax Sharing Termination Agreement dated as of May 27, 1993 among Mafco, New Coleman Holdings Inc., Coleman Finance Holdings Inc., The Coleman Company, Inc. and subsidiaries of The Coleman Company, Inc. and Coleman Finance Holdings Inc. (incorporated by reference to
                       Exhibit 10.40 to the Coleman Holdings Inc.
                       Registration Statement Form S-1 (File 33-67058), filed on August 6, 1993).

              10.15 Worldwide Registration Rights Agreement dated as of May 27, 1993 among Coleman Worldwide Corporation, The Coleman Company, Inc. the Lenders Party thereto and the Agent (incorporated by reference to Exhibit 10.47 to the Coleman Holdings Inc. Registration Statement Form S-1 (File 33-67058), filed on August 6, 1993).

              10.16*X The Coleman Company, Inc. Executive Severance Policy effective as of February 27, 1998.

              10.17 Contingent Payment Agreement dated as of October 10, 1994, by and among E. Acquisition Corporation, M. Acquisition Corporation, The Coleman Company, Inc. and Mark Goldman (incorporated by reference to Exhibit
                       10.3 to The Coleman Company, Inc. Current Report on Form 8-K dated November 2, 1994).

              10.18 Share Purchase Agreement dated as of February 27, 1996 by and among Butagaz S.N.C. and Bafiges S.A. (incorporated by reference to Exhibit 10.26 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.19 Amendment to the Share Purchase Agreement dated as of February 27, 1996 by and among Bafiges S.A. and Butagaz S.N.C. (incorporated by reference to Exhibit
                       10.27 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.20 Shareholders Agreement dated as of February 27, 1996 by and among Butagaz S.N.C., The Coleman Company, Inc. and Bafiges S.A. (incorporated by reference to Exhibit
                       10.28 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.21 Agreement dated as of February 27, 1996 by and between Shell International Petroleum Company Limited, Butagaz S.N.C. on the first part, and Bafiges S.A. and The Coleman Company, Inc. on the second part (incorporated by reference to Exhibit 10.29 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.22* Letter Agreement dated as of February 28, 1997 between The Coleman Company, Inc. and Michael N. Hammes (incorporated by reference to Exhibit 10.81 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K).

              10.23* Employment Agreement dated as of January 1, 1996 between The Coleman Company, Inc. and Patrick McEvoy (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

              10.24* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc., and Patrick McEvoy

                       (incorporated by reference to Exhibit 10.6 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

              10.25*X Retention Agreement dated September 22, 1997 between The Coleman Company, Inc. and Patrick McEvoy.

              10.26* Employment Agreement dated as of January 1, 1996 between The Coleman Company, Inc. and David Stearns (incorporated by reference to Exhibit
                       10.50 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.27* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns (incorporated by reference to Exhibit 10.4 to The Coleman Company, Inc. Form 10-Q for the period ended September 30, 1996).

              10.28* Letter Agreement dated as of June 30, 1997 between The Coleman Company, Inc. and Frederik van den Bergh (incorporated by reference to Exhibit 10.5 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

              10.29* Employment Agreement dated as of November 1, 1994 between E. Acquisition Corporation and Mark Goldman (incorporated by reference to Exhibit
                       10.79 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K).

              10.30* Employment Agreement dated as of November 1, 1994 between M. Acquisition Corporation and Mark Goldman (incorporated by reference to Exhibit
                       10.80 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K).

              10.31*X  The Coleman Company, Inc. Executive Annual
                       Incentive Plan.

              10.32* The Coleman Retirement Salaried Incentive Savings Plan (incorporated by reference to Exhibit 10.3 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).

              10.33* The Coleman Retirement Incentive Savings Plan (the "Savings Plan") (incorporated by reference to
                       Exhibit 10.54 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.34* First Amendment dated as of October 11, 1994 to the Savings Plan (incorporated by reference to Exhibit 10.55 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.35* Second Amendment dated as of January 1, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.56 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.36* Third Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.57 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.37* Fourth Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit 10.58 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.38* Fifth Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit
                       10.59 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.39* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                       10.60 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.40* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                       10.61 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.41* Amendment dated as of January 1, 1996 to the Savings Plan (incorporated by reference to Exhibit
                       10.62 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.42* New Coleman Holdings Inc. Excess Benefit Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30,
                       1996).

              10.43* The New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Retirement Plan")
                       (incorporated by reference to Exhibit 10.63 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.44* Amendment dated as of October 17, 1994 to the Retirement Plan (incorporated by reference to Exhibit 10.64 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.45* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.65 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.46* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.66 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.47* Amendment dated as of October 12, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.67 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.48* Amendment dated as of January 1, 1996 to the Retirement Plan (incorporated by reference to Exhibit 10.68 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.49* Amendment dated as of December 31, 1995 to the Retirement Plan (incorporated by reference to Exhibit 10.69 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.50*   The Coleman Company, Inc. Consolidated
                       Supplemental Retirement Plan, dated as of January 1, 1996 (incorporated by reference to Exhibit
                       10.73 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

              10.51*   First Amendment dated July 1, 1996 to the
                       Consolidated Supplemental Retirement Plan adopted January 1, 1996 (incorporated by reference to
                       Exhibit 10.5 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1996).

              10.52* The Coleman Company, Inc. Executive Employees Deferred Compensation Plan, as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.11 to The Coleman Company, Inc. Registration Statement on Form S-1 (File 33-44728), filed on December 23, 1991).

              10.53* The Coleman Company, Inc. 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit
                       10.3 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

              10.54* The Coleman Company, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit
                       10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

              10.55* The Coleman Company, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit
                       10.53 to The Coleman Company, Inc. 1996 Annual Report on Form 10-K).

              10.56X   Stock Purchase Agreement among The Coleman
                       Company, Inc., as Seller, Siebe plc, as Guarantor, and Ranco Incorporated of Delaware, as Buyer, dated as of February 18, 1998.

              10.57*X Amendment No. 2 to The New Coleman Company, Inc. Retirement Plan for Salaried Employees.

              10.58*X Special Amendment to The New Coleman Company, Inc. Retirement Plan for Salaried Employees.

              10.59*X The New Coleman Company, Inc. Pension Plan for Weekly Salaried and Hourly Paid Employees.

              21.1X    Subsidiaries of the Company.

              23.1X    Consent of Independent Auditors.

              24.1X Powers of Attorney executed by Ronald O. Perelman, Donald G. Drapkin, Frank Gifford, Lawrence M. Jones, Ann D. Jordan, Jerry W. Levin, John A. Moran, James D. Robinson, Bruce Slovin, William H. Spoor.

              27X      Financial Data Schedule

              --------------------
              * Management Contracts and Compensatory Plans
              X Filed herewith

    (b)  Reports on Form 8-K

         A Current Report on Form 8-K was filed on March 3, 1998 to disclose certain information with regard to the acquisition of CLN Holdings and the Company by Sunbeam Corporation.

         A Current Report on Form 8-K/A was filed on March 5, 1998 to amend and restate the Company's Current Report on Form 8-K filed on March 3, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE COLEMAN COMPANY, INC.
                                                    (Registrant)

Date: March 18, 1998                   By:   /s/ Jerry W. Levin
     --------------------                 ------------------------------------
                                          Jerry W. Levin
                                          Chairman of the Board,
                                           Chief Executive Officer, and Director


Date: March 18, 1998                   By:   /s/ Joseph P. Page
     --------------------                 ------------------------------------
                                          Joseph P. Page
                                          Executive Vice President and
                                           Chief Financial Officer


Date: March 18, 1998                   By:   /s/ Karen Clark
     --------------------                 ------------------------------------
                                          Karen Clark
                                          Vice-President Finance

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 18, 1998                   By:   Ronald O. Perelman *
     --------------------                 ------------------------------------
                                          Ronald O. Perelman
                                          Director


Date: March 18, 1998                   By:   Donald G. Drapkin *
     --------------------                 ------------------------------------
                                          Donald G. Drapkin
                                          Director


Date: March 11, 1998                   By:   Frank Gifford *
     --------------------                 ------------------------------------
                                          Frank Gifford
                                          Director


Date: March 11, 1998                   By:   Lawrence M. Jones *
     --------------------                 ------------------------------------
                                          Lawrence M. Jones
                                          Director


Date: March 18, 1998                   By:   Ann D. Jordan *
     --------------------                 ------------------------------------
                                          Ann D. Jordan
                                          Director

Date: March 18, 1998                   By:   Jerry W. Levin *
     --------------------                 ------------------------------------
                                          Jerry W. Levin
                                          Director


Date: March 14, 1998                   By:   John A. Moran *
     --------------------                 ------------------------------------
                                          John A. Moran
                                          Director


Date: March 11, 1998                   By:   James D. Robinson *
     --------------------                 ------------------------------------
                                          James D. Robinson
                                          Director


Date: March 18, 1998                   By:   Bruce Slovin *
     --------------------                 ------------------------------------
                                          Bruce Slovin
                                          Director


Date: March 18, 1998                   By:   William H. Spoor *
     --------------------                 ------------------------------------
                                          William H. Spoor
                                          Director



*   Executed on behalf of the named director pursuant to a power of attorney.




Date: March 23, 1998                   By: /s/ Paul E. Shapiro
     --------------------                 ------------------------------------
                                          Paul E. Shapiro
                                          Attorney-in-fact

                         ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                        YEAR ENDED DECEMBER 31, 1997
                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     The following consolidated financial statements of The Coleman Company, Inc. and Subsidiaries are included in Item 8:

                                                                          PAGE
                                                                          ----
     Consolidated Balance Sheets as of December 31, 1997 and 1996........  F-3

     Consolidated Statements of Operations
      for the years ended December 31, 1997, 1996 and 1995...............  F-4

     Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1997, 1996 and 1995...............  F-5

     Consolidated Statements of Cash Flows
      for the years ended December 31, 1997, 1996 and 1995...............  F-6

     Notes to Consolidated Financial Statements..........................  F-7

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

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
The Coleman Company, Inc.


     We have audited the accompanying consolidated balance sheets of The Coleman Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         /s/ Ernst & Young LLP

Wichita, Kansas
February 18, 1998

                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         December 31,
                                                   -------------------------
                                                      1997           1996
                                                   ----------     ----------
                   ASSETS
Current assets:
  Cash and cash equivalents......................  $   13,031     $   17,299
  Accounts receivable, less allowance of
   $8,930 in 1997 and $11,512 in 1996............     154,279        182,418
  Notes receivable...............................      25,477         27,524
  Inventories....................................     236,327        287,502
  Income tax refunds receivable - affiliate......      14,860         21,661
  Deferred tax assets............................      26,378         40,466
  Prepaid assets and other.......................      21,344         15,769
                                                   ----------     ----------
    Total current assets.........................     491,696        592,639
Property, plant and equipment, net...............     175,494        199,182
Intangible assets related to businesses
 acquired, net...................................     332,468        341,715
Deferred tax assets and other....................      42,106         26,550
                                                   ----------     ----------
                                                   $1,041,764     $1,160,086
                                                   ----------     ----------
                                                   ----------     ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..............  $      523     $      747
  Short-term borrowings..........................      64,207         33,935
  Accounts payable...............................      91,846         98,628
  Accounts payable - affiliates..................       2,825            278
  Accrued expenses...............................      93,796        112,906
                                                   ----------     ----------
    Total current liabilities....................     253,197        246,494
Long-term debt...................................     477,276        582,866
Other liabilities................................      69,586         76,173
Minority interest................................       1,236          1,608
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   20,000,000 shares authorized, no shares issued
   or outstanding................................          --             --
  Common stock, par value $.01 per share;
   80,000,000 shares authorized; 53,433,414
   shares issued and outstanding in 1997; and
   53,222,420 shares issued and outstanding in 1996       534            532
  Additional paid-in capital.....................     172,072        166,690
  Retained earnings..............................      80,296         82,832
  Currency translation adjustment................     (11,510)         3,176
  Minimum pension liability adjustment...........        (923)          (285)
                                                   ----------     ----------
    Total stockholders' equity...................     240,469        252,945
                                                   ----------     ----------
                                                   $1,041,764     $1,160,086
                                                   ----------     ----------
                                                   ----------     ----------

                See Notes to Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              Year Ended December 31,
                                                       --------------------------------------
                                                          1997           1996          1995
                                                       ----------     ----------     --------
Net revenues.........................................  $1,154,294     $1,220,216     $933,574
Cost of sales........................................     840,331        928,497      649,427
                                                       ----------     ----------     --------
Gross profit.........................................     313,963        291,719      284,147
Selling, general and administrative expenses.........     266,283        291,669      174,688
Asset impairment charge..............................          --             --       12,289
Interest expense, net................................      40,852         38,727       24,545
Amortization of goodwill and deferred charges........      11,338         10,473        7,745
Other expense, net...................................       1,867          1,151          334
                                                       ----------     ----------     --------
(Loss) earnings before income taxes, minority
  interest and extraordinary item....................      (6,377)       (50,301)      64,546
Income tax (benefit) expense.........................      (5,227)       (10,927)      24,479
Minority interest....................................       1,386          1,872           --
                                                       ----------     ----------     --------
(Loss) earnings before extraordinary item............      (2,536)       (41,246)      40,067
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit of $431 in 1996,
     and $503 in 1995................................          --           (647)        (787)
                                                       ----------     ----------     --------
Net (loss) earnings                                    $   (2,536)    $  (41,893)    $ 39,280
                                                       ----------     ----------     --------
                                                       ----------     ----------     --------
Basic (loss) earnings per share:
  (Loss) earnings before extraordinary item..........  $     (.05)    $    (0.78)    $   0.75
  Extraordinary item.................................          --          (0.01)       (0.01)
                                                       ----------     ----------     --------
    Net (loss) earnings..............................  $     (.05)    $    (0.79)    $   0.74
                                                       ----------     ----------     --------
                                                       ----------     ----------     --------
Diluted (loss) earning per share:
  (Loss) earnings before extraordinary item..........  $     (.05)    $    (0.78)    $   0.75
  Extraordinary item.................................          --          (0.01)       (0.01)
                                                       ----------     ----------     --------
    Net (loss) earnings..............................  $     (.05)    $    (0.79)    $   0.74
                                                       ----------     ----------     --------
                                                       ----------     ----------     --------



                        See Notes to Consolidated Financial Statements

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                             Common Stock
                                        ---------------------    Additional                   Currency       Minimum
                                          Number                  Paid-In      Retained      Translation     Pension
                                         of Shares     Amount     Capital      Earnings      Adjustment     Liability
                                        ----------     ------    ----------    --------      -----------    ---------
Balance at December 31, 1994..........  53,071,532      $531     $162,873      $ 89,059       $    900       $  --

  Purchases of common stock...........    (220,000)       (2)      (1,924)       (2,160)            --          --
  Stock issued under stock
   option plans.......................     325,748         3        3,935            --             --          --
  Stock option tax benefits...........          --        --          582            --             --          --
  Net earnings........................          --        --           --        39,280             --          --
  Currency translation adjustment.....          --        --           --            --           (735)         --
                                        ----------      ----     --------      --------       --------       -----

Balance at December 31, 1995..........  53,177,280       532      165,466       126,179            165          --

  Purchases of common stock...........    (100,000)       (1)        (874)       (1,454)            --          --
  Stock split issuance costs..........          --        --          (93)           --             --          --
  Stock issued under stock
   option plans.......................     145,140         1        1,737            --             --          --
  Stock option tax benefits...........          --        --          454            --             --          --
  Net loss............................          --        --           --       (41,893)            --          --
  Currency translation adjustment.....          --        --           --            --          3,011          --
  Minimum pension liability
   adjustment, net of tax.............          --        --           --            --             --        (285)
                                        ----------      ----     --------      --------       --------       -----

Balance at December 31, 1996..........  53,222,420       532      166,690        82,832          3,176        (285)

  Stock issued under stock
   option plans.......................     210,994         2        2,358            --             --          --
  Stock option tax benefits...........          --        --          225            --             --          --
  Contribution to capital by parent...          --        --        2,799            --             --          --
  Net loss............................          --        --           --        (2,536)            --          --
  Currency translation adjustment.....          --        --           --            --        (14,686)         --
  Minimum pension liability
   adjustment, net of tax.............          --        --           --            --             --        (638)
                                        ----------      ----     --------      --------       --------       -----

Balance at December 31, 1997..........  53,433,414      $534     $172,072       $80,296       $(11,510)      $(923)
                                        ----------      ----     --------      --------       --------       -----
                                        ----------      ----     --------      --------       --------       -----

                                 See Notes to Consolidated Financial Statements

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         Year Ended December 31,
                                                                    ---------------------------------
                                                                      1997        1996         1995
                                                                    --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings...............................................  $ (2,536)   $ (41,893)   $ 39,280
                                                                    --------    ---------    --------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
   Depreciation and amortization..................................    37,977       36,358      26,523
   Non-cash restructuring and other charges.......................    17,325       48,269      12,289
   Extraordinary loss on early extinguishment of debt.............        --        1,078       1,290
   Minority interest..............................................     1,386        1,872          --
   Change in assets and liabilities:
     Decrease (increase) in receivables...........................    23,296          976     (37,833)
     Decrease (increase) in inventories...........................    35,250      (42,402)    (49,396)
     Increase (decrease) in accounts.payable......................     1,226      (12,308)     13,825
     Other, net...................................................   (22,683)      (1,279)     (3,780)
                                                                    --------    ---------    --------
                                                                      93,777       32,564     (37,091)
                                                                    --------    ---------    --------
Net cash provided (used) by operating activities..................    91,241       (9,329)      2,189
                                                                    --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................................   (26,973)     (41,334)    (29,053)
Purchases of businesses, net of cash acquired.....................   (14,300)    (161,875)    (33,385)
Proceeds from sale of fixed assets................................     5,728        2,924         928
                                                                    --------    ---------    --------
Net cash used by investing activities.............................   (35,545)    (200,285)    (61,510)
                                                                    --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings...............................    37,071      (11,043)      3,106
Net payments of revolving credit agreement borrowings.............   (91,498)      (2,779)    (61,289)
Proceeds from issuance of long-term debt..........................        --      235,000     200,000
Repayment of long-term debt.......................................    (2,867)      (6,648)    (73,884)
Debt issuance and refinancing costs...............................      (766)      (3,902)     (3,569)
Purchases of Company common stock.................................        --       (2,329)     (4,086)
Proceeds from stock options exercised including tax benefits......     2,585        2,192       4,520
                                                                    --------    ---------    --------
Net cash (used) provided by financing activities..................   (55,475)     210,491      64,798
                                                                    --------    ---------    --------
Effect of exchange rate changes on cash...........................    (4,489)       4,357      (1,731)
                                                                    --------    ---------    --------
Net (decrease) increase in cash and cash equivalents..............    (4,268)       5,234       3,746
Cash and cash equivalents at beginning of the year................    17,299       12,065       8,319
                                                                    --------    ---------    --------
Cash and cash equivalents at end of the year......................  $ 13,031    $  17,299    $ 12,065
                                                                    --------    ---------    --------
                                                                    --------    ---------    --------


                 See Notes to Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND:

          The Coleman Company, Inc. ("Coleman" or the "Company") is a global manufacturer and marketer of consumer products for outdoor recreation and home hardware use.

          Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a subsidiary of CLN Holdings Inc. ("CLN Holdings"), an indirect wholly-owned subsidiary of New Coleman Holdings Inc. ("Holdings"), an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco" and, together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman. Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represent approximately 82% of the outstanding Coleman common stock as of December 31, 1997.

     PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

     CASH AND CASH EQUIVALENTS:

          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company's cash equivalents consist primarily of investments in money market funds and commercial paper. The Company's cash equivalents are generally held until maturity and are carried at cost, which approximates fair value.

     INVENTORIES:

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

     INTANGIBLE ASSETS:

          Intangible assets primarily represent goodwill which is being amortized on a straight-line basis over periods not in excess of 40 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the entity acquired, the carrying amount

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

of the goodwill is reduced to estimated fair value based on market value or discounted cash flows, as appropriate. Accumulated amortization aggregated $47,250 and $38,851 at December 31, 1997 and 1996, respectively.

     REVENUE RECOGNITION:

          The Company recognizes revenues at the time title passes to the customer. Net revenues comprise gross revenues less provisions for estimated customer returns and allowances.

     RESEARCH AND DEVELOPMENT:

          Research and development expenditures are expensed as incurred.
The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $11,871, $11,082, and $6,548, respectively.

     ADVERTISING AND PROMOTION EXPENSE:

          Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $53,408, $58,823, and $37,544, respectively.

     INSURANCE PROGRAMS:

          The Company obtains insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract. It is the policy of the Company to retain a significant portion of certain losses related primarily to workers' compensation, employee health benefits, physical loss and property, and product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred.

     FOREIGN CURRENCY TRANSLATION:

          Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-highly inflationary economies are recorded as a component of stockholder's equity. Foreign subsidiaries and branches operating in highly inflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

     DERIVATIVE FINANCIAL INSTRUMENTS:

          The Company uses derivative financial instruments to reduce interest rate and foreign exchange exposures. The Company maintains a control environment which includes policies and procedures for risk assessment and for the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold or issue derivative financial instruments for trading purposes.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

          Amounts to be received or paid under interest rate swap and cap contracts designated as hedges are recognized over the life of the contracts as adjustments to interest expense. Gains and losses on terminations of interest rate swap and cap contracts designated as hedges are deferred and amortized as adjustments to interest expense over the remaining life of the terminated contracts. Unrealized gains and losses on outstanding interest rate contracts designated as hedges are not recognized.

          Foreign currency forward contracts are marked to market and gains and losses on foreign currency forward contracts to hedge firm foreign currency commitments are deferred and accounted for as part of the related foreign currency transaction. Gains and losses on all other forward contracts to hedge third-party and intercompany transactions are recorded in operations as foreign exchange gains and losses. Gains and losses on purchased foreign currency option contracts are deferred and recognized as adjustments to cost of sales upon the sale of the related inventory to the third-party customers.

     CREDIT RISK:

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and derivative financial instruments. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 15), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non-performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

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

               FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values of the Company's foreign currency contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

          The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                       December 31, 1997           December 31, 1996
                                                   --------------------------   ------------------------
                                                    Carrying         Fair        Carrying       Fair
                                                     Amount          Value        Amount        Value
                                                    of Asset/      of Asset/     of Asset/    of Asset/
                                                   (Liability)    (Liability)   (Liability)  (Liability)
                                                   -----------    -----------   -----------  -----------
          Cash and cash equivalents...............  $  13,031      $  13,031    $  17,299     $  17,299
          Short-term debt.........................    (64,207)       (64,207)     (33,935)      (33,935)
          Long-term debt excluding capital leases.   (477,499)      (445,792)    (583,019)     (578,921)
          Foreign currency exchange ocntracts.....        128            128          940         1,629

     STOCK-BASED COMPENSATION:

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Coleman's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

     (LOSS) EARNINGS PER SHARE:

          In 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements. In 1997 and 1996, diluted loss per share does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of these shares would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                       Earnings                  Per Share
                                                        (Loss)        Shares       Amount
                                                       --------     ----------   ---------
     Year Ended December 31, 1995
       Basic earnings before extraordinary item......  $ 40,067     53,225,746     $ 0.75
       Effect of dilutive securities stock options...        --        361,269     ------
                                                       --------     ----------     ------
       Diluted earnings..............................  $ 40,067     53,587,015     $ 0.75
                                                       --------     ----------     ------
                                                       --------     ----------     ------
     Year Ended December 31, 1996
       Basic loss before extraordinary item..........  $(41,246)    53,196,979     $(0.78)
       Effect of dilutive securities stock options...        --             --     ------
                                                       --------     ----------     ------
       Diluted loss..................................  $(41,246)    53,196,979     $(0.78)
                                                       --------     ----------     ------
                                                       --------     ----------     ------
     Year Ended December 31, 1997
       Basic loss before extraordinary item..........  $ (2,536)    53,343,680     $ (.05)
       Effect of dilutive securities stock options...        --             --     ------
                                                       --------     ----------     ------
       Diluted loss..................................  $ (2,536)    53,343,680     $ (.05)
                                                       --------     ----------     ------
                                                       --------     ----------     ------

     RECLASSIFICATIONS:

          Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

          In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits to the extent practicable. It also requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain other disclosures. SFAS No. 132 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

          The Company has not yet determined the impact of adoption of these standards; however, the adoption of these standards will have no impact on Coleman's consolidated results of operations, financial position or cash flows.

2.   ACQUISITIONS AND DIVESTITURES

     On November 2, 1994, the Company purchased substantially all the assets of Eastpak, Inc. and all the capital stock of M.G. Industries, Inc. (collectively, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products. The Company also entered into an agreement with the predecessor owner of Eastpak to make additional payments based upon the achievement of certain annual sales levels of Eastpak products and other products substantially similar to the Eastpak products during the years ended December 31, 1995, 1996, and 1997. A total of $23,000 was earned by the predecessor owner of Eastpak under the terms of this agreement. This amount has been recorded as additional goodwill.

     During 1995, the Company purchased all of the outstanding shares of capital stock of Sierra Corporation of Fort Smith, Inc., a manufacturer of portable outdoor and recreational folding furniture and accessories, and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. The aggregate purchase price for these acquisitions was $19,516 including fees and expenses. These acquisitions were accounted for using the purchase method of accounting. The purchase price and expenses associated with these acquisitions exceeded the fair value of net assets acquired by $11,186 and the excess has been assigned to goodwill and is being amortized over 20 to 30 years on the straight-line method. In connection with the ATI purchase, the Company may also be required to make payments to the predecessor owner of ATI of up to $18,750 based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. As of December 31, 1997, the amounts recorded, as additional goodwill, under the terms of this agreement have been immaterial. The results of operations of these companies on a pro forma basis as if their acquisitions had occurred at the beginning of 1995 individually and in the aggregate were not significant to the Company.

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

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $38,800. The Company is amortizing this amount over 40 years on the straight-line method.

     On February 18, 1998, the Company announced an agreement was signed for the sale of Coleman Safety & Security Products, Inc., the successor to Seatt, to Ranco Incorporated of Delaware, a U.S. subsidiary of Siebe plc, a United Kingdom diversified engineering group. The sale price is approximately $105,000 and is subject to adjustment upon closing which is expected to occur by the end of March 1998. Net assets of Coleman Safety & Security Products, Inc. at December 31, 1997 were approximately $73,000.

     On February 28, 1996, the Company purchased approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"), a leading manufacturer and distributor of camping appliances in Europe. The Company completed the necessary steps to acquire the remaining 30% of the outstanding shares during the second quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses.

     The acquisition of Camping Gaz was accounted for under the purchase method. In connection with the final allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $78,900, which is being amortized over 40 years on the straight-line method. At acquisition, the Company recognized liabilities in the amount of $21,898 representing severance and other termination benefits for certain production and administrative employees of Camping Gaz. As of December 31, 1997, the Company had paid termination costs of approximately $13,350 and anticipates all remaining termination costs will be paid during 1998.

     The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained control of Camping Gaz, and has recognized minority interest related to the remaining shares for the period March 1, 1996 through June 30, 1996.

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

                                                         Year Ended
                                                         December 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
     Net revenues................................  $1,246,370    $1,193,295
     (Loss) earnings before extraordinary item...     (41,407)       39,153
     Net (loss) earnings.........................     (42,054)       38,366
     Basic (loss) earnings per common share:
       (Loss) earnings before extraordinary item.  $    (0.78)   $     0.73
       Net (loss) earnings.......................       (0.79)         0.72

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

3.  RESTRUCTURING AND OTHER CHARGES

     During 1997, the Company recorded restructuring charges of $32,791 and certain other charges of $3,628, (collectively, the "1997 Restructuring Charges") and related tax benefits of $13,918. The Company reflected $19,673 of the 1997 Restructuring Charges in cost of sales and reflected $16,746 in selling, general and administrative ("SG&A") expenses. The 1997 Restructuring Charges of $36,419 consisted of (i) $15,735 to exit various low margin products, including pressure washers, (ii) $14,943 to close and relocate certain administrative and sales offices, and (iii) $5,741 to close several manufacturing facilities. Most of these activities were substantially complete as of December 31, 1997, and remaining actions are expected to be completed in 1998.

     During 1996, the Company recorded restructuring charges of $66,202 and certain other charges of $7,998 (collectively, the "1996 Restructuring Charges") and related net tax benefits of $21,684. The Company reflected $44,005 of the 1996 Restructuring Charges in cost of sales and $30,195 in SG&A. The pre-tax restructuring charges of $66,202 consisted of (i) $29,067 to integrate Camping Gaz and Coleman operations into a global recreation products business, (ii) $19,000 to exit the low end electric pressure washer business, (iii) $14,135 to exit a portion of the Company's battery powered light business and (iv) $4,000 to settle certain litigation with respect to the battery-powered light business. The charges to integrate the Camping Gaz and Coleman operations reflect primarily the cost to dispose of duplicate manufacturing, distribution and administrative facilities and the related severance costs, which actions were substantially completed in 1997 and are expected to be fully completed in 1998. The low end pressure washer and battery powered light businesses were exited by discontinuing the manufacturing and distribution of these products in 1997. The other pre-tax charges of $7,998 related primarily to certain asset write-offs. These charges were incurred in the Company's normal course of business, although the amounts involved were higher than similar charges the Company had recorded in prior years. The provision for income taxes included $21,684 of tax benefits resulting from these restructuring and other charges, net of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges totaling $5,595.

     The components of the combined 1997 Restructuring Charges and 1996 Restructuring Charges and an analysis of the amounts charged against the reserve are outlined in the following table:

                         1996    Charges During                 1997     Charges During
                       Original    Year Ended    Balance at  Additional    Year Ended    Balance at
                       Reserve      12/31/96      12/31/96    Reserves       12/31/97     12/31/97
                       --------  --------------  ----------  ----------  --------------  ----------
Impairment of
 fixed assets......... $10,012      $ (1,789)      $ 8,223     $ 6,449      $ (6,530)     $ 8,142
Inventory and other
 asset impairments....  38,257       (25,875)       12,382      10,961       (14,966)       8,377
Termination costs.....   2,018        (1,633)          385      12,146        (9,729)       2,802
Idle facilities,
 relocation and
 other exit costs.....  23,913       (12,429)       11,484       6,863        (9,656)       8,691
                       -------      --------       -------     -------      --------      -------
                       $74,200      $(41,726)      $32,474     $36,419      $(40,881)     $28,012
                       -------      --------       -------     -------      --------      -------
                       -------      --------       -------     -------      --------      -------

          The termination costs recognized in 1996 related to approximately 200 employees and the 1997 termination costs related to approximately 525 employees. As of December 31, 1997, $11,362 of termination costs were paid on behalf of the approximately 700 employees who were terminated as of that date.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

     During 1995, the Company recognized an asset impairment charge of $12,289 related to its Brazilian operations. The Brazilian operations had not performed to the Company's expectations since acquisition of this business in April of 1994, and in the fourth quarter of 1995, the Company initiated actions to reduce the operating losses in Brazil. These actions included replacing management, increasing prices, downsizing the manufacturing operations and reducing SG&A and other expenses. Because of these actions, the Company performed an impairment review and concluded recognition of an asset impairment charge was appropriate. The basis of the fair values used in the computation of the charge were appraisals for property and equipment and estimated discounted cash flows for goodwill. The charge has been included in the statement of operations under the caption "Asset Impairment Charge".

4.   INVENTORIES

     Inventories consisted of the following:

                                                   December 31,
                                               --------------------
                                                 1997        1996
                                               --------    --------
          Raw material and supplies........... $ 59,406    $ 82,399
          Work-in-process.....................    7,813      12,878
          Finished goods......................  169,108     192,225
                                               --------    --------
                                               $236,327    $287,502
                                               --------    --------
                                               --------    --------

5.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net consisted of the following:

                                                    December 31,
                                               ---------------------
                                                  1997        1996
                                               ---------    --------
          Land and land improvements.......... $   7,700    $  8,772
          Buildings and building improvements.    79,101      78,760
          Machinery and equipment.............   192,650     194,714
          Construction-in-progress............    10,076      15,519
                                               ---------    --------
                                                 289,527     297,765
          Accumulated depreciation............  (114,033)    (98,583)
                                               ---------    --------
                                               $ 175,494    $199,182
                                               ---------    --------
                                               ---------    --------

     Depreciation expense was $26,956, $25,770, and $19,142 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                            December 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------   ----------
          Compensation and related benefits.........  $   20,385    $   29,331
          Other.....................................      73,411        83,575
                                                      ----------    ----------
                                                      $   93,796    $  112,906
                                                      ----------    ----------
                                                      ----------    ----------


7.   OTHER LIABILITIES

     Other liabilities consisted of the following:

                                                            December 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------   ----------
          Pensions and other postretirement benefits. $   49,121    $   52,229
          Other......................................     20,465        23,944
                                                      ----------    ----------
                                                      $   69,586    $   76,173
                                                      ----------    ----------
                                                      ----------    ----------

8.   SHORT-TERM BORROWINGS

     The Company maintained short-term bank lines of credit at December 31, 1997 and 1996 aggregating approximately $115,249, and $119,101, respectively, of which approximately $64,207 and $33,935 were outstanding at December 31, 1997 and 1996, respectively. The weighted average interest rate on amounts borrowed under these short-term lines was approximately 2.7% and 2.4% at December 31, 1997 and 1996, respectively.

     Outstanding letters of credit aggregated approximately $37,208 and $32,897 at December 31, 1997 and 1996, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                   December 31,
                                             -----------------------
                                               1997          1996
                                             ----------   ----------
          7.26% Senior Notes due 2007 (a)... $  200,000   $  200,000
          7.10% Senior Notes due 2006 (b)...     85,000       85,000
          7.25% Senior Notes due 2008 (c)...     75,000       75,000
          Revolving credit facility (d).....     52,127      146,350
          Term loan (d).....................     64,894       73,478
          Other.............................        778        3,785
                                             ----------   ----------
                                                477,799      583,613
          Less current portion..............        523          747
                                             ----------   ----------
                                             $  477,276   $  582,866
                                             ----------   ----------
                                             ----------   ----------

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

          The 2008 Notes are unsecured and are subject to various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the note purchase agreement.

     (d) In April 1996, the Company amended its credit agreement to: a) provide a term loan of French Franc 385,125 ($64,894 at December 31, 1997 exchange rates) (the "Term Loan"), b) provide a $275,000 unsecured revolving credit facility line (the "Credit Facility"),
          c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement (as amended, the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed in Note 3 and lower than expected operating results, the Company further amended the Company Credit Agreement in October 1996 and again in March 1997.

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

          In addition, the Company Credit Agreement provides, subject to certain exceptions, for the net cash proceeds from disposition of assets other than in the ordinary course of business, to be used to prepay any outstanding Term Loan balances with any remaining excess net cash proceeds to be applied to outstanding borrowings under the Credit Facility with a corresponding reduction in the overall amount of the Credit Facility line.

          The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also contains an event of default upon a change of control of the Company (as defined in the Company Credit Agreement) and other customary events of default. In addition, substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure indebtedness of Coleman Worldwide and of its parent, CLN Holdings Inc. The indentures governing this indebtedness contain various covenants including a covenant placing certain limitations on the Company's indebtedness.

     The aggregate scheduled amounts of long-term debt maturities in the years 1998 through 2002 are $523, $78, $12,207 $129,204, and $12,159, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company periodically enters into a variety of foreign currency exchange contracts to reduce its foreign currency exposure resulting primarily from firm commitments, intercompany foreign sales transactions expected to occur within the next twelve months, and intercompany accounts receivable and payable.

     At December 31, 1997 and December 31, 1996, the Company did not have any outstanding foreign currency exchange contracts related to firm commitments.

     During the fourth quarter of 1995, the Company elected to adopt the provisions of the Emerging Issues Task Force Issue No. 95-2, "Determination of What Constitutes a Firm Commitment for Foreign Currency Transactions Not Involving a Third Party" ("EITF 95-2") which narrowed the scope of intercompany foreign currency commitments eligible to be hedged for financial reporting purposes. As a result of this change, the Company increased net income by $3,796 in the fourth quarter of 1995. Prior to the adoption of EITF 95-2, the gains and losses associated with these contracts were accounted for under the deferral method. At December 31, 1997, the Company did not have any outstanding foreign currency forward contracts related to intercompany foreign sales transactions. At December 31, 1996, the Company had forward exchange contracts to sell $8,500 in Canadian dollars maturing on February 28, 1997, for which the Company has recognized a net gain of $40 as a component of cost of sales.

     At December 31, 1997, the Company did not have any outstanding option contracts. At December 31, 1996, the Company had outstanding option contracts for the sale of Japanese yen at fixed exchange rates totaling $20,038 for specified periods of time which expired during 1997. Net unrealized gains deferred at December 31, 1996 were $653.

     With respect to intercompany accounts receivable and payable, at December 31, 1997, the Company had foreign currency forward contracts to sell $1,580 in foreign currencies, which contracts matured in February 1998, and had deferred a net gain of $128. At December 31, 1996, the Company had foreign currency forward contracts to sell $26,623 and to buy $3,898 in foreign currencies, which contracts matured at various dates in 1997, and had deferred a net gain of $185.

     At December 31, 1997, $25,000 of the Company's outstanding long-term debt was subject to an interest rate swap agreement and $25,000 of the Company's outstanding long-term debt was subject to an interest rate cap. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR for a seven-year period commencing January 2, 1996. The agreement is with a major financial institution which is expected to fully perform under the terms of the agreement, thereby mitigating the credit risk from the transaction. The interest rate cap agreement entitles the Company to receive from a major financial institution the amount, if any, by which the Company's interest payments on $25,000 of its variable rate debt exceed 7.35%. The $509 premium paid for this interest rate cap agreement is included in other assets and was amortized to interest expense over the three-year term of the cap, which commenced January 3, 1995.

11.  INCOME TAXES

     The Company is included in the consolidated federal income tax return of Mafco and certain state tax returns of Mafco or its affiliates. For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns. The accompanying consolidated balance sheet includes approximately

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

$14,860 and $21,661 of federal and state income taxes receivable from affiliates at December 31, 1997 and 1996, respectively.

     For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                             Year Ended December 31,
                                                     ------------------------------------
                                                        1997         1996         1995
                                                     ----------  -----------   ----------
     (Loss) earnings before income taxes, minority
        interest and extraordinary item:
          Domestic.................................. $ (14,129)  $  (29,532)   $   78,980
          Foreign...................................     7,752      (20,769)      (14,434)
                                                     ----------  -----------   ----------
                                                     $  (6,377)  $  (50,301)   $   64,546
                                                     ----------  -----------   ----------
                                                     ----------  -----------   ----------

     Significant components of the provision for income tax (benefit) expense were as follow:

                                                 Year Ended December 31,
                                           ------------------------------------
                                              1997          1996         1995
                                           ----------    -----------     -----------
     Current:
       Federal...........................  $  (11,045)   $      (709)    $   18,415
       State.............................          --           (334)         3,825
       Foreign...........................       1,485          3,454          3,853
                                           ----------    -----------     ----------
           Total current.................      (9,560)         2,411         26,093
                                           ----------    -----------     ----------
     Deferred:
       Federal...........................       7,851        (10,686)        (3,104)
       State.............................      (1,493)        (2,178)          (725)
       Foreign...........................      (2,025)          (474)         2,215
                                           ----------    -----------     ----------
           Total deferred................       4,333        (13,338)        (1,614)
                                           ----------    -----------     ----------
                                           $   (5,227)   $   (10,927)    $   24,479
                                           ----------    -----------     ----------
                                           ----------    -----------     ----------

     The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                Year Ended December 31,
                                              ---------------------------
                                               1997       1996       1995
                                              -------    -------    -----
     (Benefit) provision at statutory rate..  (35.0)%    (35.0)%    35.0%
     State taxes, net.......................  (15.2)      (4.6)      2.5
     Nondeductible amortization.............   37.1        5.0       2.9
     Foreign operations.....................  (66.4)       4.3      (0.1)
     Change in tax rates....................  (20.8)        --        --
     Valuation allowance....................   37.0        7.0        --
     Puerto Rico operations.................  (12.9)       0.4      (2.6)
     Other, net.............................   (5.8)       1.2       0.2
                                              -------    -------    -----
     Effective tax rate (benefit) provision.  (82.0)%    (21.7)%    37.9%
                                              -------    -------    -----
                                              -------    -------    -----

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              December 31,
                                                        ------------------------
                                                           1997           1996
                                                        ----------    ----------
     Deferred tax assets:
       Postretirement benefits other than pensions..... $   12,964    $   12,370
       Reserves for self-insurance and warranty costs..      4,898         6,678
       Pension liabilities.............................      7,377         8,828
       Inventory.......................................      6,626         8,245
       Net operating loss carryforwards................     56,739        47,013
       Other, net......................................     12,728        24,026
                                                        ----------    ----------
          Total deferred tax assets....................    101,332       107,160
       Valuation allowance.............................    (39,990)      (39,639)
                                                        ----------    ----------
              Net deferred tax assets..................     61,342        67,521
                                                        ----------    ----------
                                                        ----------    ----------
     Deferred tax liabilities:
       Depreciation....................................     19,872        18,248
       Other, net......................................     10,676         7,675
                                                        ----------    ----------
           Total deferred tax liabilities..............     30,548        25,923
                                                        ----------    ----------
              Net deferred tax assets.................. $   30,794    $   41,598
                                                        ----------    ----------
                                                        ----------    ----------


     The deferred tax account balance at December 31, 1997 differs from the account balance at December 31, 1996 due primarily to the 1997 deferred tax provision, the tax effects of the foreign exchange gain recorded as a component of stockholder's equity, the tax effects of adjustments related to the finalization of the purchase accounting related to the acquisition of Camping Gaz, and the deferred tax asset recorded related to the acquisition in 1997 of inactive companies which were recorded as a capital contribution (see Note 12).

     During 1997, the Company increased the valuation allowance related to certain foreign deferred tax assets due to uncertainties over realization. At December 31, 1997, the Company had net operating loss carryforwards ("NOL's") of approximately $107,229 for certain foreign income tax purposes. These NOL's expire beginning in 1998.

      The Company has not provided for taxes on undistributed foreign earnings of approximately $20,860 at December 31, 1997, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

12.  RELATED PARTY TRANSACTIONS

     CAPITAL CONTRIBUTIONS:

          As of March 31, 1997, the Company purchased an inactive subsidiary from an affiliate for net cash consideration of $1,031, including transaction costs. The Company expects to realize certain foreign tax benefits

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

from this transaction in future years. Under certain circumstances, a portion of these tax benefits will be payable to the affiliate to the extent such tax benefits are realized by the Company. During the fourth quarter of 1997, the Company purchased an inactive subsidiary from an affiliate in a transaction in which the Company expects to realize certain foreign tax benefits in future years and for which the Company agreed to pay 50% of those realized benefits to the affiliate. The Company has recorded a liability to the affiliate in the amount of $219 which represents 50% of the estimated
amount of future tax benefits.   The Company has accounted for these
transactions in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transactions. The $2,799 excess value of estimated realizable tax benefits acquired over the total acquisition costs have been accounted for as a capital contribution.

     INSURANCE PROGRAMS:

          The Company participates in certain of Holdings' insurance programs, including health and life insurance, workers compensation, and liability insurance. The Company's expense represents its expected costs for self-insured retentions and premiums for excess coverage insurance. The expense was $13,339, $13,923 and $9,875 for the years ended December 31, 1997, 1996 and 1995, respectively.

     SERVICES AGREEMENT:

          From time to time, Coleman purchases, at negotiated rates, specialized accounting and other services provided by an affiliate. Coleman also provides, at negotiated rates, services to an affiliate. The net expense for such services was $394 during 1997 and was immaterial in prior years.

     MANAGEMENT AGREEMENT:

          The Company provided management services to certain affiliates pursuant to a management agreement through June 30, 1995. The consolidated financial statements reflect the management fees as a reduction in selling, general and administration expenses. For the year ended December 31, 1995, management fees earned by the Company were $2,400.

     LICENSING AGREEMENT:

          During 1997, the Company engaged an affiliate of MacAndrews & Forbes to provide licensing services. The Company recorded expenses of $650 related to these services in 1997.

     OTHER:

          In 1996, the Company entered into an agreement with an affiliate in which the Company realized approximately $1,800 of net tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized.

          The Company purchases and sells products from and to certain affiliates. These amounts are not, in the aggregate, material.

          The Company subleases six thousand square feet of office space in New York City from an affiliate pursuant to a month-to-month occupancy memorandum (the "Lease") entered into during 1997. The rent paid by the Company during the year ended December 31, 1997 pursuant to the Lease was $158.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

          During 1997, Coleman used an airplane owned by a corporation of which a director of Coleman is a stockholder, for which Coleman paid approximately $158.

13.  EMPLOYEE BENEFIT PLANS

     PENSION PLANS:

          Holdings maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The U.S. salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The U.S. hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended. Under certain circumstances, the Company may make additional contributions to the pension plans up to the maximum deductible amounts for income tax purposes.

          Holdings also has an unfunded excess benefit plan covering certain of the Company's U.S. employees whose benefits under the plans described above are limited by provisions of the Internal Revenue Code. The following table reconciles the funded status of the pension plans with the amount recognized in the Company's consolidated balance sheets as of the dates indicated:

                                                                         December 31,
                                                                     -------------------
                                                                       1997       1996
                                                                     --------   --------
          Actuarial present value of benefit obligation:
            Accumulated benefit obligation, including vested
              benefits of $24,296 and $18,686......................  $(27,843)  $(21,933)
                                                                     --------   --------
                                                                     --------   --------
          Projected benefit obligation for service
              rendered to date.....................................  $(43,246)  $(37,092)
          Plan assets at fair value................................    23,102     16,197
                                                                     --------   --------
          Projected benefit obligation in excess of plan assets....   (20,144)   (20,895)
          Unrecognized prior service cost..........................       130         50
          Unrecognized net loss....................................     6,259      7,999
                                                                     --------   --------
          Accrued pension cost.....................................   (13,755)   (12,846)
          Amount reflected as an intangible asset..................      (143)      (288)
          Amount reflected as minimum pension liability adjustment.    (1,526)      (470)
                                                                     --------   --------
          Amount reflected as pension liability....................  $(15,424)  $(13,604)
                                                                     --------   --------
                                                                     --------   --------

          The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% as of December 31, 1997 and 1996. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1997 and 1996. The expected long-term rate of return on assets was 9% as of December 31, 1997, 1996 and 1995. Plan assets consist primarily of common stock, mutual funds and fixed income securities stated at fair market value, and cash equivalents stated at cost, which approximates fair market value. Unrecognized items are being recognized over the estimated remaining service lives of active employees.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

          Net pension expense includes the following components:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------     -------     -------
          Service cost-benefits attributed to
            service during the year.............. $3,081     $ 3,098     $ 2,125
          Interest cost on projected
            benefit obligation...................  2,813       2,442       2,004
          Curtailment loss.......................    972          --          --
          Actual return on plan assets........... (2,908)     (1,490)     (1,347)
          Net amortization and deferrals.........  1,537         844         834
                                                  ------     -------     -------
            Net pension expense.................. $5,495     $ 4,894     $ 3,616
                                                  ------     -------     -------
                                                  ------     -------     -------

          Net pension expense for the year ended December 31, 1997 includes $972 of curtailment loss associated with certain executive officer changes during the year.

     SAVINGS PLAN:

          Holdings maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company's full-time U.S. employees and allows employees to contribute up to 10% of their salary to the plan. The Company matches, at a 34% rate, employee contributions of up to 6% of their salary. Amounts charged to expense for matching contributions were $1,401, $1,314, and $1,165 for the years ended December 31, 1997, 1996 and 1995, respectively.

     RETIREE HEALTH CARE AND LIFE INSURANCE:

          The Company, through Holdings, provides certain unfunded health and life insurance benefits for certain retired employees. Approximately 55% of the Company's U.S. employees may become eligible for these benefits if they reach retirement age while working for the Company.

          The following table reconciles the funded status of the Company's allocable portion of Holdings' postretirement benefit plans with the amount recognized in the Company's consolidated balance sheets as of the dates indicated:

                                                                     December 31,
                                                                 --------------------
                                                                   1997        1996
                                                                 --------    --------
          Accumulated postretirement benefit obligation:
            Retirees............................................ $ (6,852)   $ (6,682)
            Fully eligible active plan participants.............   (3,308)     (3,015)
            Other active plan participants......................  (10,322)    (10,664)
                                                                 --------    --------
          Total accumulated postretirement benefit obligation...  (20,482)    (20,361)
          Unrecognized transition benefit.......................   (3,707)     (3,973)
          Unrecognized prior service cost.......................     (404)       (492)
          Unrecognized net gain.................................   (2,415)       (976)
                                                                 --------    --------
          Net postretirement benefit liability.................. $(27,008)   $(25,802)
                                                                 --------    --------
                                                                 --------    --------

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

          Net periodic postretirement benefit expense includes the following components:

                                                           Year Ended December 31,
                                                          -------------------------
                                                           1997     1996      1995
                                                          ------   ------    ------
          Service cost-benefits attributed to service
            during the year.............................. $  927   $1,044    $  756
          Interest cost on accumulated postretirement
            benefit obligation...........................  1,453    1,454     1,352
          Amortization of transition benefit
            and other net gains..........................   (358)    (354)     (455)
                                                          ------   ------    ------
          Net periodic postretirement benefit expense.... $2,022   $2,144    $1,653
                                                          ------   ------    ------
                                                          ------   ------    ------

          The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5% as of December 31, 1997 and 1996. At December 31, 1997, the assumed health care cost trend rate used in measuring the APBO was 7.5% starting in 1998 then gradually decreasing to 5% by the year 2003 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic benefit expense reported. An increase in the assumed health care cost trend rates by 1% in each year would increase the APBO as of December 31, 1997 by approximately 19% and the service and interest cost components of net periodic postretirement benefit expense by approximately 22%.

     STOCK OPTION PLANS:

          The Company adopted The Coleman Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") in 1992. During 1993, the shareholders approved the 1993 Stock Option Plan (the "1993 Stock Option Plan") and during 1996, the shareholders approved The Coleman Company, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). Under the terms of the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Stock Option Plan (collectively the "Stock Option Plans"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights may be granted to key employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT SHARE DATA)

          The following table summarizes the stock option transactions under the Stock Option Plans:

                                         1997                        1996                          1995
                             ---------------------------  ---------------------------   ---------------------------
                                            Weighted-                     Weighted-                     Weighted-
                                             Average                       Average                       Average
                               Options    Exercise Price   Options     Exercise Price    Options     Exercise Price
                             -----------  --------------  ---------    --------------   ----------   --------------
Outstanding - January 1,       3,017,630      $15.84      2,572,930         $15.25       2,310,888        $14.03
  Granted:
    at market price.........   2,081,000       14.77        294,000          19.73         637,000         17.89
    above market price......      75,000       15.00        381,000          15.00                -            -
  Exercised.................    (220,750)      11.42       (154,890)         12.17        (325,748)        12.09
  Forfeited.................  (1,605,330)      16.49        (75,410)         14.19         (49,210)        13.14
                             -----------                  ---------                     ----------

Outstanding - December 31,..   3,347,550       15.14      3,017,630          15.84       2,572,930         15.25
                             -----------                  ---------                     ----------
                             -----------                  ---------                     ----------

Exercisable - December 31,..     927,000       14.02        513,440          13.25         413,526         12.84
                             -----------                  ---------                     ----------
                             -----------                  ---------                     ----------
Weighted-average fair value
  of options granted during
  the year:
    at market price......... $      7.43                  $    6.62                     $     7.13
                             -----------                  ---------                     ----------
                             -----------                  ---------                     ----------
    above market price...... $      5.28                  $    3.21                     $       --
                             -----------                  ---------                     ----------
                             -----------                  ---------                     ----------

          The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1997:

                   Options Outstanding                                Options Exercisable
--------------------------------------------------------------   -----------------------------
    Range                   Weighted-Average
 of Exercise     Number       Remaining       Weighted-Average     Number     Weighted-Average
   Prices      Outstanding  Contractual Life   Exercise Price    Exercisable   Exercise Price
-------------  -----------  ----------------  ----------------   -----------  ----------------
$12.25-$13.82     543,030      5.26 years           $12.96         425,230         $12.79
$13.83-$14.00     878,500      9.29                  14.00         181,250          14.00
$14.01-$16.12     806,520      6.66                  15.38         226,020          15.24
$16.13-$20.38   1,119,500      9.20                  16.92          94,500          16.67
                ---------                                          -------

$12.25-$20.38   3,347,550      7.97                  15.14         927,000          14.02
                ---------                                          -------
                ---------                                          -------

          As described in Note 1, the Company follows APB Opinion No. 25 in accounting for stock compensation arrangements. Pro forma financial information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of ISOs and NQSOs granted during 1997, 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.53%, 6.11% and 5.91% for 1997, 1996 and 1995, respectively, dividend yield of 0.0%, volatility of the expected market price of the Company's common stock of 31.3%, 20.2% and 30.8% for 1997, 1996 and 1995, respectively, and a weighted-average expected life of the option of 7.7, 5.5 and 5.5 years for 1997, 1996 and 1995, respectively.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


          SFAS No. 123 requires the use of option valuation models, one of which is the Black-Scholes model, that were not developed for use valuing ISOs or NQSOs. Further, these option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, based on the above, the existing models do not necessarily provide a reliable single measure of the fair value of its ISOs or NQSOs.

          The following summarized, unaudited pro forma results of operations assume the estimated fair value of the ISOs and NQSOs granted during the years ended December 31, 1997, 1996 and 1995 is amortized to expense over the ISOs' and NQSOs' vesting period. SFAS No. 123 does not require disclosure of the effect of any grants of stock based compensation prior to 1995 and, therefore, the pro forma effect of SFAS No. 123 on net earnings is not representative of the pro forma effect on net earnings in future years.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1997        1996      1995
                                                 --------   ---------   -------

          Pro forma net (loss) earnings......... $(6,069)   $(42,760)   $39,009
          Pro forma basic net (loss) earnings
            per common share....................   (0.11)      (0.80)      0.73
          Pro forma diluted net (loss) earnings
            per common share....................   (0.11)      (0.80)      0.73

14.  COMMITMENTS AND CONTINGENCIES

     LEASES:

          The Company leases manufacturing, administrative and sales facilities and various types of equipment under operating lease agreements expiring through 2007. Rental expense was $15,620, $14,164, and $11,526 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1997, aggregated $31,506; such commitments for each of the five years subsequent to December 31, 1997 are $7,571, $6,683, $4,622, $2,848, and $3,560, respectively, and $6,222 thereafter.

          The Company leases its former corporate office building in Denver, Colorado under agreements which give the Company the right, subject to certain qualifications, to renew or terminate the lease, or purchase the property. Upon termination, the Company has guaranteed the lessor certain residual values.

     ENVIRONMENTAL MATTERS:

          GILBERT AND MOSLEY SITE. As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the downtown Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic chemicals ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1988 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

          The City of Wichita has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination in the Gilbert and Mosley Site. Coleman has entered into an

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


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

          NORTHEAST SITE. In 1990, Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated that contamination was migrating onto the Coleman property from up gradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed.

          The Company has not been named as a potentially responsible party ("PRP") by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

          The Company has adopted an environmental policy designed to ensure the Company operates in full compliance with applicable environmental regulations and, where appropriate, the Company's own internal standards. Coleman has also undertaken an environmental compliance audit program. The Company makes expenditures it believes are necessary to comply with environmental management practices. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate and were not significant in 1997 and are not expected to be significant in the foreseeable future. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

          While it is possible the Company reserves may change in the near term, the Company believes the reserves established for environmental matters are adequate. This belief is based on results of environmental investigations of the groundwater and soils at the manufacturing facilities operated by Coleman conducted by independent consultants specializing in environmental investigations and remediation and estimates provided by such independent consultants, together with estimates provided by Coleman's environmental engineering staff.

     OTHER:

          The Company and Holdings are involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company by Holdings, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

          The Company is party to a license agreement which requires payments of minimum guaranteed royalties aggregating to $11,778 at December 31, 1997; such commitments for each of the five years remaining under the agreement subsequent to December 31, 1997 are $1,040, $1,745, $2,434, $3,010, and $3,549,
respectively.

15.  SIGNIFICANT CUSTOMERS

     The Company's U.S. and Canadian operations have one significant customer which accounted for approximately 13%, 15%, and 19% of net revenues in the years ended December 31, 1997, 1996 and 1995, respectively.

16.  CASH FLOW REPORTING

     The Company uses the indirect method to report cash flows from operating activities. Interest paid was $42,217, $37,608, and $23,976 and net income taxes (refunded) paid were $(16,138), $7,041, and $12,246 for the years ended December 31, 1997, 1996 and 1995, respectively. Certain non-cash transactions relating to acquisitions and the issuance of long-term debt have been reported in Notes 2 and 9.

17.  PREFERRED STOCK

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

18.  GEOGRAPHIC SEGMENTS

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

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Information related to the Company's geographic segments is as follows:

                                                         Year Ended December 31,
                                                   ----------------------------------
                                                       1997         1996       1995
                                                   ----------   ----------   --------
Net revenues:
  Domestic - U.S.................................. $  855,365   $  916,260   $716,018
           - Export...............................     78,120       91,125     90,434
  Europe..........................................    217,863      168,780     52,233
  Other foreign...................................    167,119      219,350    169,836
  Eliminations....................................   (164,173)    (175,299)   (94,947)
                                                   ----------   ----------   --------
                                                   $1,154,294   $1,220,216   $933,574
                                                   ----------   ----------   --------
                                                   ----------   ----------   --------
Operating profit:
  Domestic (a).................................... $   34,754   $   19,915   $120,915
  Europe (b)......................................      1,299      (17,505)    (3,241)
  Other foreign (c)...............................     26,384        4,027    (10,540)
                                                   ----------   ----------   --------
                                                       62,437        6,437    107,134
  Corporate expenses (d)..........................    (27,962)     (18,011)   (18,043)
  Interest expense................................    (40,852)     (38,727)   (24,545)
                                                   ----------   ----------   --------
(Loss) earnings before income taxes, minority
 interest and extraordinary item.................. $   (6,377)  $  (50,301)  $ 64,546
                                                   ----------   ----------   --------
                                                   ----------   ----------   --------
Identifiable assets:
  Domestic........................................ $  681,325   $  782,373   $696,681
  Europe..........................................    216,816      247,412     70,478
  Other foreign...................................     91,192       83,033     59,107
  Corporate.......................................     52,431       47,268     18,221
                                                   ----------   ----------   --------
                                                   $1,041,764   $1,160,086   $844,487
                                                   ----------   ----------   --------
                                                   ----------   ----------   --------

---------------
(a) Includes restructuring and other charges of $21,025 in 1997 and $49,257 in 1996.
(b) Includes restructuring and other charges of $114 in 1997 and $20,002 in 1996.
(c) Includes restructuring and other charges of $4,151 in 1997 and $4,941 in 1996; and $12,289 of asset impairment charges in 1995.
(d)  Includes restructuring and other charges of $11,129 in 1997.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)


19.  QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

     Summarized quarterly financial data for 1997 and 1996 are as follow:

                                                        Quarter Ended
                                     ---------------------------------------------------
                                     March 31,    June 30,   September 30,  December 31,
                                     ---------    --------   -------------  ------------
1997
----
Net revenues........................ $295,464     $383,514     $252,434       $222,882
Gross profit (a)....................   81,042      101,913       69,867         61,141
Net earnings (loss) (a).............      699       10,119       (8,077)        (5,277)
Basic earnings (loss) per share..... $   0.01     $   0.19     $  (0.15)      $  (0.10)

1996
----
Net revenues........................ $273,560     $452,654     $269,607        $224,395
Gross profit (a)....................   80,966      137,538       39,894          33,321
Earnings (loss) before
 extraordinary item (a).............   15,039       28,046      (48,458)        (35,873)
Net earnings (loss) (a).............   15,039       27,399      (48,458)        (35,873)
Basic earnings (loss) per share:
  Earnings (loss) before
   extraordinary item............... $   0.28     $   0.53     $  (0.91)       $  (0.67)
  Net earnings (loss)...............     0.28         0.52        (0.91)          (0.67)

--------------
(a)  Includes restructuring and other charges (credits) as follows:
     1997
     ----
     Gross profit................... $   (425)    $ 11,402     $  9,010        $   (314)
     Net earnings...................    2,435       11,547        9,433            (914)

     1996
     ----
     Gross profit..................        --           --       33,567          10,438
     Earnings before
      extraordinary item...........        --           --       44,495           8,021
     Net earnings..................        --           --       44,495           8,021

20.  SUBSEQUENT EVENT (UNAUDITED)

          On February 27, 1998, CLN Holdings and Coleman (Parent) Holdings Inc., the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (the "CLN Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and a wholly-owned subsidiary of Sunbeam ("Laser Merger Sub"). The CLN Holdings Merger Agreement provides that, among other things, Laser Merger Sub will be merged (the "CLN Holdings Merger") with CLN Holdings. Pursuant to the CLN Holdings Merger Agreement, the shares of CLN Holdings' common stock issued and outstanding immediately prior to the effective time of the CLN Holdings Merger will be converted into the right to receive in the aggregate 14,099,749 shares of Sunbeam's common stock and $159,957 in cash, without interest. In addition, the outstanding debt of CLN Holdings will remain an obligation of CLN Holdings following the CLN Holdings Merger.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                          (IN THOUSANDS, EXCEPT SHARE DATA)

     Coincident with the execution of the CLN Holdings Merger Agreement, the Company, Sunbeam and a wholly-owned subsidiary of Sunbeam ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the CLN Holdings Merger Agreement, collectively the "Merger Agreements"), providing that, among other things, Merger Sub will be merged (the "Coleman Merger") with the Company. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held by Coleman Worldwide and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest.

     Following consummation of the CLN Holdings Merger, CLN Holdings will be a direct wholly-owned subsidiary of Sunbeam. Following consummation of the Coleman Merger, the Company will be an indirect wholly-owned subsidiary of Sunbeam.

     The CLN Holdings Merger is subject to the expiration of antitrust waiting periods and certain other customary conditions. The Coleman Merger Agreement is subject to consummation of the CLN Holdings Merger. These transactions will constitute a change in control as defined in the Company Credit Agreement. Per the terms of the Merger Agreements, certain arrangements with related parties may be altered or terminated. In addition, outstanding, unvested Company stock options immediately vest upon consummation of the CLN Holdings Merger.