Form 10-Q
period 1998-03-31
COLEMAN CO INC
filed 1998-05-15
CIK 21627

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended     MARCH 31, 1998

                                         or

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


                                     316-832-2700
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. _X_ Yes ___ No

The number of shares outstanding of the registrant's par value $.01 common stock was 55,827,410 shares as of May 5, 1998, of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.








                              Exhibit Index on Page 14.

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                        INDEX


                            PART I.  FINANCIAL INFORMATION                  Page


Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Operations
               Three months ended March 31, 1998 and 1997. . . . . . . . .    3

          Condensed Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997. . . . . . . . . . . .    4

          Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1998 and 1997. . . . . . . . .    5

          Notes to Condensed Consolidated Financial Statements . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .   10


                             PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share data)
                                     (Unaudited)




                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                -------------------------
                                                                                   1998           1997
                                                                                ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  244,499     $  295,464
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         175,777        214,422
                                                                                ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,722         81,042

Selling, general and administrative expenses . . . . . . . . . . . . . . .          74,855         65,873
Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           9,044         10,712
Amortization of goodwill and deferred charges. . . . . . . . . . . . . . .           2,934          2,865
Gain on sale of business . . . . . . . . . . . . . . . . . . . . . . . . .         (26,137)          --
Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,861            271
                                                                                ----------     ----------
Earnings before income taxes, minority interest
   and extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . .           6,165          1,321
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,518            510
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              61            112
                                                                                ----------     ----------
(Loss) earnings before extraordinary item. . . . . . . . . . . . . . . . .          (1,414)           699
Extraordinary loss on early extinguishment of debt,
   net of income tax benefit . . . . . . . . . . . . . . . . . . . . . . .          (1,232)          --
                                                                                ----------     ----------
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (2,646)    $      699
                                                                                ----------     ----------
                                                                                ----------     ----------

Basic and diluted (loss) earnings per share:
   (Loss) earnings before extraordinary item . . . . . . . . . . . . . . .      $    (0.03)    $     0.01
   Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.02)          --
                                                                                ----------     ----------
     Net (loss) earnings . . . . . . . . . . . . . . . . . . . . . . . . .      $    (0.05)    $     0.01
                                                                                ----------     ----------
                                                                                ----------     ----------

Weighted average common shares outstanding:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,731,639     53,231,433
                                                                                ----------     ----------
                                                                                ----------     ----------
   Dilutive. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      53,731,639     53,283,832
                                                                                ----------     ----------
                                                                                ----------     ----------


           See Notes to Condensed Consolidated Financial Statements

                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)




                                                                                 March 31,    December 31,
                                                                                   1998           1997
                                                                               ------------   ------------
                             ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $   21,498     $   13,031
   Accounts and notes receivable, less allowance of $8,051 in 1998
     and $8,930 in 1997. . . . . . . . . . . . . . . . . . . . . . . . . .         215,098        194,616
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         246,343        236,327
   Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .          26,196         26,378
   Prepaid assets and other. . . . . . . . . . . . . . . . . . . . . . . .          22,210         21,344
                                                                               ------------   ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         531,345        491,696
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .         161,138        175,494
Intangible assets related to businesses acquired, net. . . . . . . . . . .         291,860        332,468
Deferred tax assets and other. . . . . . . . . . . . . . . . . . . . . . .          37,636         42,106
                                                                               ------------   ------------
                                                                                $1,021,979     $1,041,764
                                                                               ------------   ------------
                                                                               ------------   ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable. . . . . . . . . . . . . . . . . . . . . . .      $  151,315     $  158,878
   Affiliate debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          90,711             --
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .          86,360         94,319
                                                                               ------------   ------------

     Total current liabilities . . . . . . . . . . . . . . . . . . . . . .         328,386        253,197

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         360,231        477,276
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,096         69,586
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,224          1,236
Contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Stockholders' equity:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             552            534
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .         203,860        172,072
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,649         80,296
   Accumulated comprehensive income. . . . . . . . . . . . . . . . . . . .         (15,019)       (12,433)
                                                                               ------------   ------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .         267,042        240,469
                                                                               ------------   ------------
                                                                                $1,021,979     $1,041,764
                                                                               ------------   ------------
                                                                               ------------   ------------

            See Notes to Condensed Consolidated Financial Statements



                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  -----------------------
                                                                                    1998           1997
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (2,646)      $    699
                                                                                  --------       --------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .           9,508          9,590
     Gain on sale of business. . . . . . . . . . . . . . . . . . . . . . .         (26,137)            --
     Extraordinary loss on early extinguishment of debt. . . . . . . . . .           2,038             --
     Minority interest in earnings of Camping Gaz. . . . . . . . . . . . .              61            112
     Change in assets and liabilities:
       Increase in receivables . . . . . . . . . . . . . . . . . . . . . .         (34,531)       (60,454)
       Increase in inventories . . . . . . . . . . . . . . . . . . . . . .         (31,043)        (5,258)
       Increase in accounts payable. . . . . . . . . . . . . . . . . . . .           4,177         18,655
       Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,036)        (4,383)
                                                                                  --------       --------

                                                                                   (80,963)       (41,738)
                                                                                  --------       --------

Net cash used by operating activities. . . . . . . . . . . . . . . . . . .         (83,609)       (41,039)
                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,698)        (6,313)
Net proceeds from sale of business and fixed assets. . . . . . . . . . . .          98,264          2,126
                                                                                  --------       --------
Net cash provided (used) by investing activities . . . . . . . . . . . . .          88,566         (4,187)
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings. . . . . . . . . . .         (52,578)        (8,959)
Net change in short-term borrowings. . . . . . . . . . . . . . . . . . . .          (3,352)        48,996
Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         (63,416)           (64)
Increase in borrowings from affiliate. . . . . . . . . . . . . . . . . . .          90,711            --
Debt refinancing costs . . . . . . . . . . . . . . . . . . . . . . . . . .             --            (718)
Proceeds from stock options exercised including tax benefits . . . . . . .          31,805            197
                                                                                  --------       --------
Net cash provided by financing activities. . . . . . . . . . . . . . . . .           3,170         39,452
                                                                                  --------       --------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .             340          1,341
                                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .           8,467         (4,433)
Cash and cash equivalents at beginning of the period . . . . . . . . . . .          13,031         17,299
                                                                                  --------       --------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .         $21,498        $12,866
                                                                                  --------       --------
                                                                                  --------       --------



            See Notes to Condensed Consolidated Financial Statements

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands, except share data)
                                    (Unaudited)

 1.  BACKGROUND

     The Coleman Company, Inc. ("Coleman" or the "Company") is a leading manufacturer and marketer of consumer products for outdoor recreation and home hardware use on a global basis.

     Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a subsidiary of Laser Acquisition Corp. ("Laser"), a wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represent approximately 80% of the outstanding Coleman common stock as of March 31, 1998.

     On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam Common Stock and $159,957 in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition").

     Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that, among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and
(b) $6.44 in cash, without interest.

     Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. Per the terms of the Merger Agreements, certain arrangements with Parent Holdings and its affiliates have been or may be altered or terminated. In addition, outstanding, unvested stock options of Coleman immediately vested upon consummation of the Holdings Merger and will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such option.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and one-time adjustments related to the acquisition of Coleman by Sunbeam) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (In thousands, except share data)
                                    (Unaudited)


results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3.   INVENTORIES

     The components of inventories consist of the following:


                                                    March 31,    December 31,
                                                      1998           1997
                                                  ------------   ------------
       Raw material and supplies. . . . .           $ 54,369       $ 59,406
       Work-in-process . . . . . . . . . . .           9,207          7,813
       Finished goods. . . . . . . . . . . .         182,767        169,108
                                                  ------------   ------------
                                                    $246,343       $236,327
                                                  ------------   ------------
                                                  ------------   ------------


4.   LONG-TERM DEBT

     In March 1998, as a result of the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2,038 ($1,232 after tax, or $0.02 per share) which represents a write-off of the related unamortized financing costs associated with the credit agreement.

     In addition, the Company's various senior notes, aggregating $360,000 at March 31, 1998, were redeemed on April 21, 1998 at a cost of $383,395. The $23,395 of redemption costs in excess of carrying value will be reflected as additional extraordinary loss on early extinguishment of debt in the second quarter of 1998 along with the write-off of the related unamortized financing costs associated with these senior note issuances in the amount of $2,694.

     The Company relies upon loans from Sunbeam for the Company's liquidity needs. Amounts advanced from Sunbeam are due on demand and bear interest at the rate of 6% per annum as of March 31, 1998 and are reflected as affiliate debt in the condensed consolidated balance sheet.

5.   SALE OF BUSINESS

     On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), a wholly-owned subsidiary of the Company which manufactured and sold safety and security products, to Ranco Incorporated of Delaware ("Ranco") and Siebe plc, the parent of Ranco, for approximately $97,937, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26,137. The net proceeds from the sale of CSS are subject to post-closing adjustments and could result in an adjustment to the gain.

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (In thousands, except share data)
                                    (Unaudited)


6.  OTHER CHARGES

          During the three months ended March 31, 1998, the Company recorded certain pre-tax charges totaling $12,931 which included (i) $7,128 of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3,578 of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition, and (iii) $2,225 of costs to terminate a licensing services agreement with an affiliate of Parent Holdings. During the three months ended March 31, 1997, the Company recorded certain other pre-tax charges totaling $3,928, primarily related to severance costs associated with certain executive changes.

7.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company's comprehensive loss was $5,232 and $5,773 for the three months ended March 31, 1998 and 1997, respectively.

8.   BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. Accordingly, all net earnings (loss) per common share amounts for all prior periods have been restated to comply with SFAS No. 128.

     The basic earnings (loss) per common share has been computed based upon the weighted average shares of outstanding common stock. Diluted earnings (loss) per common share has been computed based upon the sum of the weighted average shares of outstanding common stock and the weighted average incremental shares that would have been outstanding assuming dilutive potential common stock had been issued. The Company's outstanding common stock options represent the only dilutive potential common stock. The amounts of earnings (loss) used in the calculations of basic and diluted earnings (loss) per common share were the same for all periods presented. The number of shares used in the calculation of diluted earnings per common share included 52,399 incremental shares for the three month period ended March 31, 1997 to recognize the effect of dilutive stock options. The number of shares used in the calculation of diluted loss per common share for the three month period ended March 31, 1998 does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of these shares would have been antidilutive.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (In thousands, except share data)
                                    (Unaudited)


annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will apply the provisions of SFAS No. 131 beginning January 1, 1998; however, financial statement disclosures for interim periods in 1998 are not required to be presented in interim financial statements issued in 1998.

10.  SUBSEQUENT EVENT

     On May 11, 1998, Sunbeam announced a comprehensive growth and restructuring plan that includes certain initiatives involving Coleman's operations. The restructuring initiatives related to Coleman include, among other things, (i) combining the Company's headquarters with Sunbeam's headquarters in Florida,
(ii) the consolidation of factories, warehouses, and sales offices, and (iii) the divestiture of the Eastpak related businesses and the compressor and spa businesses.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam Common Stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition").

          Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that, among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and
(b) $6.44 in cash, without interest.

          Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. Per the terms of the Merger Agreements, certain arrangements with Parent Holdings and its affiliates have been or may be altered or terminated. In addition, outstanding, unvested stock options of Coleman immediately vested upon consummation of the Holdings Merger and will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such option.

Three months ended March 31, 1998 compared with the three months ended March 31, 1997

     Net revenues of $244.5 million in 1998 were $51.0 million or 17.2% less than in 1997 with outdoor recreation products decreasing $40.0 million or 18.4% and hardware products decreasing $11.0 million or 14.1%. Geographically, United States and Canadian revenues decreased 14.9% while international revenues decreased 21.8%.

     Outdoor recreation products revenues decreased $40.0 million or 18.4%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the SKU reduction program in 1997, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $11.0 million reflects an increase in generator revenues as a result of winter storms which were more than offset by a decline in compressor revenues due to general softness in the industry and the loss of pressure washer revenues due to exiting this business in 1997.

     Gross margins increased as a percent of sales by 0.7 percentage points to 28.1% in 1998. The increase is driven by an improvement in the mix of products sold, in part, due to the SKU reduction program which removed low or no-margin SKUs, and greater licensing revenues in 1998.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     Selling, general and administrative ("SG&A") expenses were $74.9 million in 1998 compared to $65.9 million in 1997, an increase of $9.0 million. SG&A expenses in 1998 include (i) $7.1 million of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3.6 million of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition, and (iii) $2.2 million of costs to terminate a licensing services agreement with an affiliate of Parent Holdings.

     Interest expense was $9.0 million in 1998 compared with $10.7 million in 1997, a decrease of $1.7 million. This decrease was primarily the result of lower borrowings resulting from improvements in managing working capital.

     On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), a wholly-owned subsidiary of the Company which manufactured and sold safety and security products, to Ranco Incorporated of Delaware ("Ranco") and Siebe plc, the parent of Ranco, for approximately $98.0 million, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26.1 million. The net proceeds from the sale of CSS are subject to post-closing adjustments and could result in an adjustment to the gain.

     Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     The Company recorded a provision for income tax expense of $7.5 million in 1998 compared to a provision for income tax expense of $0.5 million in 1997.
The 1998 income tax provision reflects, among other things, (i) the write-off of approximately $1.7 million deferred tax assets that became unrealizable as a result of the change of control in the Company at the time of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.1 million non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 40.8%.

     In March 1998, as a result of the Holdings Merger, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2.0 million ($1.2 million after tax, or $0.02 per share) which represents a write-off of the related unamortized financing costs associated with the credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $83.6 million and $41.0 million of cash during the three months ended March 31, 1998 and 1997, respectively.
During the 1998 period, receivables increased $34.5 million as a result of the seasonality of the Company's sales. Inventories increased approximately $31.0 million primarily as a result of unanticipated softness in the first quarter's demand for the Company's products. The Company's capital expenditures were $9.7 million in the three months ended March 31, 1998. During the three months ended March 31, 1998, the $31.8 million of proceeds from stock option exercises along with $90.7 million of borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.3 million of cash were used to, among other things, repay the $116.0 million outstanding indebtedness under the Company's credit agreement and fund the Company's operating activities and capital expenditures.

     The Company's various senior notes, aggregating $360.0 million at March 31, 1998, were redeemed on April 21, 1998 at a cost of $383.4 million. The $23.4 million of redemption costs in excess of carrying value

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


will be reflected as additional extraordinary loss on early extinguishment of debt in the second quarter of 1998 along with the write-off of the related unamortized financing costs associated with these senior note issuances in the amount of $2.7 million.

     During 1997 and 1996, the Company undertook several restructuring initiatives to strengthen its business operations, including (i) exiting various low-margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. In connection with those initiatives, Coleman recorded a total of $110.6 million pre-tax restructuring and other charges during the years ended December 31, 1996 and 1997. During the first quarter of 1998, the Company revised its estimate of costs to complete the previously announced restructuring initiatives and recorded an additional $0.7 million of charges. An analysis of the reserves for restructuring and other charges is outlined in the following table (dollars in millions):

                                                                        1998     Charges During
                                                     Balance at      Additional  Quarter Ended    Balance at
                                                      12/31/97        Reserves      3/31/98        3/31/98
                                                     ----------      ----------  --------------   ----------
Impairment of fixed assets . . . . . . . . .           $ 8.1           $ --          $(0.4)         $ 7.7
Inventory and other asset impairments. . . .             8.4             --           (1.8)           6.6
Termination costs. . . . . . . . . . . . . .             2.8            0.5           (1.2)           2.1
Idle facilities, relocation and other exit costs         8.7            0.2           (3.0)           5.9
                                                     ----------      ----------  --------------   ----------
                                                       $28.0           $0.7          $(6.4)         $22.3
                                                     ----------      ----------  --------------   ----------
                                                     ----------      ----------  --------------   ----------

     In connection with the Sunbeam Acquisition, the Company expects to incur additional restructuring charges as the operations of Coleman are integrated into Sunbeam's existing business structure. On May 11, 1998, Sunbeam announced a comprehensive growth and restructuring plan that includes certain initiatives involving Coleman's operations. The restructuring initiatives related to Coleman include, among other things, (i) combining the Company's headquarters with Sunbeam's headquarters in Florida, (ii) the consolidation of factories, warehouses, and sales offices, and (iii) the divestiture of the Eastpak related businesses and the compressor and spa businesses.

     The Company's ability to meet its current cash operating requirements, including projected capital expenditures and other obligations is dependent upon a combination of cash flows from operations and capital contributions or loans to the Company from Sunbeam or its affiliates.

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

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year. The Company's annual results are generally dependent on its results during the second quarter. The acquisition of a majority ownership of the Company by Sunbeam occurred on March 30, 1998, immediately

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


preceding the beginning of the Company's second quarter. As a result, the Company is being integrated with Sunbeam's operations. There can be no assurance as to the success of this integration or assurance that the integration or integration-related activities will not be adverse to future results.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. The factors that could affect the Company's actual results and could cause results to differ materially from those contained in the forward-looking statements include, but are not limited to (i) unanticipated costs or delays in developing new products,
(ii) a decrease in the public's interest in camping and related activities,
(iii) economic softness in Japan, Korea, and other Asian countries, (iv) weather conditions which are adverse to the specific businesses of the Company, (v) significant adverse market or economic conditions which negatively affect demand for the Company's products, (vi) disruptions or delays resulting from the transactions contemplated by the Merger Agreements with Sunbeam for the acquisition of CLN Holdings and the Company, and (vii) changes in operating philosophy following the consummation of the Holdings Merger and the Company Merger. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

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

     Based on ongoing assessments of the Company's operations, the Company has determined it will be required to modify or replace portions of its computer software so the computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, in most instances, with minor modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has identified one location with significant Year 2000 software issues. Failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the operations of the Company. The Company is unable to estimate the costs of becoming Year 2000 compliant.

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

     In 1996, the Company began a project to select and install a Company-wide enterprise resource computer software system designed to improve operational efficiency. In March 1998, as a result of decisions made following the Holdings Merger, this project was terminated and previously capitalized costs of $3.6 million were written off. Sunbeam is completing preliminary plans for the integration of the Company's systems into its own, and, likewise, is assessing the Year 2000 computer issues. The timing and cost of this integration process are not yet determined.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

                         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit No.                       Description
          -----------                       -----------

               4.1X Intercompany Note dated April 6, 1998 between The Coleman Company, Inc. and Sunbeam Corporation.

               27 X      Financial Data Schedule

          -------------------
          X Filed herewith

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on March 3, 1998 to disclose certain information with regard to the acquisition of CLN Holdings and the Company by Sunbeam Corporation.

          A Current Report on Form 8-K/A was filed on March 5, 1998 to amend and restate the Company's Current Report on Form 8-K filed on March 3, 1998.

          A Current Report on Form 8-K was filed on April 3, 1998 to disclose that Sunbeam Corporation had acquired indirect beneficial ownership of the 44,067,520 shares of common stock of the Company.

          A Current Report on Form 8-K was filed on April 3, 1998 to disclose that the Company had completed the sale of all of the outstanding shares of capital stock of Coleman Safety & Security Products, Inc., a wholly-owned subsidiary of the Company, to Ranco Incorporated of Delaware, a wholly-owned subsidiary of Siebe plc, as of March 24, 1998.

          A Current Report on Form 8-K/A was filed on April 9, 1998 to amend the Company's Current Report on Form 8-K filed on April 3, 1998 to include the pro forma financial information regarding the sale of all of the outstanding shares of capital stock of Coleman Safety & Security Products, Inc.

                    THE COLEMAN COMPANY, INC SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE COLEMAN COMPANY, INC.
                                                  (Registrant)



Date:    May 15, 1998                By:  /s/ Russell A. Kersh
     -------------------------          ----------------------------------------
                                        Russell A. Kersh
                                        President and Chief Financial Officer