Form 10-Q
period 1998-06-30
COLEMAN CO INC
filed 1998-08-14
CIK 21627

\

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended JUNE 30, 1998

                                       or

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

The number of shares outstanding of the registrant's par value $.01 common stock was 55,827,490 shares as of July 28, 1998, of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.

                            Exhibit Index on Page 18.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION                     Page
                                                                            ----

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
               Three months ended June 30, 1998 and 1997 and
               Six months ended June  30, 1998 and 1997...................    3

            Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997........................    4

            Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 1998 and 1997....................    5

            Notes to Condensed Consolidated Financial Statements..........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   12


                               PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings................................................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   18

         Signatures.......................................................   20

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months           Six Months
                                                    Ended June 30,       Ended June 30,
                                                 -------------------   -------------------
                                                   1998       1997       1998       1997
                                                 --------   --------   --------   --------
Net revenues...................................  $326,407   $383,514   $570,906   $678,978
Cost of sales..................................   232,707    281,601    408,484    496,023
                                                 --------   --------   --------   --------
Gross profit...................................    93,700    101,913    162,422    182,955
Selling, general and administrative expenses...    67,010     70,111    141,865    135,984
Interest expense, net..........................     8,879     11,027     17,923     21,739
Amortization of goodwill and deferred charges..     2,733      2,762      5,667      5,627
Loss (gain) on sale of business................     1,447         --    (24,690)        --
Other (income) expense, net....................      (317)       526      1,544        797
                                                 --------   --------   --------   --------
Earnings before income taxes,
   minority interest and extraordinary item....    13,948     17,487     20,113     18,808
Income tax expense.............................     8,672      6,637     16,190      7,147
Minority interest..............................       179        731        240        843
                                                 --------   --------   --------   --------
Earnings before extraordinary item.............     5,097     10,119      3,683     10,818

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit...........   (16,306)        --    (17,538)        --
                                                 --------   --------   --------   --------
Net (loss) earnings............................  $(11,209)  $ 10,119   $(13,855)  $ 10,818
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------
Basic and diluted (loss) earnings per share:
  Earnings before extraordinary item...........  $   0.09   $   0.19   $   0.07   $   0.20
  Extraordinary item...........................     (0.29)        --      (0.32)        --
                                                 --------   --------   --------   --------
    Net (loss) earnings........................  $  (0.20)  $   0.19   $  (0.25)  $   0.20
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------
Weighted average common shares outstanding:
  Basic........................................    55,823     53,338     54,783     53,285
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------
  Dilutive.....................................    56,053     53,560     55,215     53,422
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------

          See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            June 30,   December 31,
                                                              1998         1997
                                                           ----------  ------------
                         ASSETS
Current assets:
   Cash and cash equivalents............................   $   19,995   $   13,031
   Accounts and notes receivable, less allowance
     of $9,702 in 1998 and $8,930 in 1997...............      258,454      194,616
   Inventories..........................................      223,569      236,327
   Deferred tax assets..................................       24,976       26,378
   Prepaid assets and other.............................       17,316       21,344
                                                           ----------   ----------
     Total current assets...............................      544,310      491,696

Property, plant and equipment, net......................      157,073      175,494
Intangible assets related to businesses acquired, net...      289,542      332,468
Deferred tax assets and other...........................       40,944       42,106
                                                           ----------   ----------
                                                           $1,031,869   $1,041,764
                                                           ----------   ----------
                                                           ----------   ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable...........................   $  153,723   $  158,878
   Debt to affiliate....................................      453,932           --
   Other current liabilities............................       94,586       94,319
                                                           ----------   ----------
     Total current liabilities..........................      702,241      253,197

Long-term debt..........................................          216      477,276
Other liabilities.......................................       60,761       69,586
Minority interest.......................................          631        1,236
Contingencies...........................................
Stockholders' equity:
   Common stock.........................................          558          534
   Additional paid-in capital...........................      217,594      172,072
   Retained earnings....................................       66,441       80,296
   Accumulated other comprehensive loss.................      (16,573)     (12,433)
                                                           ----------   ----------
     Total stockholders' equity.........................      268,020      240,469
                                                           ----------   ----------
                                                           $1,031,869   $1,041,764
                                                           ----------   ----------
                                                           ----------   ----------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months
                                                                     Ended June 30,
                                                                 --------------------
                                                                    1998        1997
                                                                 ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings............................................  $ (13,855)  $ 10,818
Adjustments to reconcile net (loss) earnings to
 net cash flows from operating activities:
     Depreciation and amortization.............................     18,306     19,393
     Non-cash restructuring and other charges..................      3,890      9,897
     Minority interest in earnings of Camping Gaz..............        240        843
     Gain on sale of business..................................    (24,690)       --
     Extraordinary loss on early extinguishment of debt........     29,012        --
     Change in assets and liabilities, net of effects
      from sale of business:
       Increase in receivables.................................    (85,166)   (83,057)
       (Increase) decrease in inventories......................     (9,708)    27,526
       Increase in accounts payable............................      5,414     19,992
       Other, net..............................................     (2,792)     3,272
                                                                 ---------   --------
Net cash (used) provided by operating activities...............    (79,349)     8,684
                                                                 ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................    (13,567)   (12,660)
Net proceeds from sale of business and fixed assets............     98,210      2,815
                                                                 ---------   --------
Net cash provided (used) by investing activities...............     84,643     (9,845)
                                                                 ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings..........    (52,578)   (49,959)
Net change in short-term borrowings............................       (236)    51,594
Repayment of long-term debt, including redemption costs........   (446,839)    (2,376)
Increase in borrowings from affiliate..........................    453,932        --
Debt refinancing costs.........................................        --        (766)
Proceeds from stock options exercised including tax benefits...     45,546      1,443
                                                                 ---------   --------
Net cash used by financing activities..........................       (175)       (64)
                                                                 ---------   --------
Effect of exchange rate changes on cash........................      1,845        973
                                                                 ---------   --------
Net increase (decrease) in cash and cash equivalents...........      6,964       (252)
Cash and cash equivalents at beginning of the period...........     13,031     17,299
                                                                 ---------   --------
Cash and cash equivalents at end of the period.................  $  19,995   $ 17,047
                                                                 ---------   --------
                                                                 ---------   --------

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

     Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a subsidiary of Laser Acquisition Corp. ("Laser"), a wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represent approximately 79% of the outstanding Coleman common stock as of June 30, 1998.

     On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam Common Stock and $159,957 in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition").

     Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger, and stock options outstanding at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 and the exercise price of such option less any applicable withholding taxes.

     The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement on Form S-4 under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement which has not yet become effective. Coleman is unable to estimate when the Registration Statement will become effective but anticipates that the earliest possible effective date will not be before the fourth quarter of 1998. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. As a result of the Sunbeam Acquisition, all previous arrangements with Parent Holdings and its affiliates for the provision of services were terminated.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and one-time adjustments related to the acquisition of Coleman by Sunbeam) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3.   INVENTORIES

     The components of inventories consist of the following:

                                                     June 30,   December 31,
                                                       1998         1997
                                                     --------   ------------
          Raw material and supplies...............   $ 50,106      $ 59,406
          Work-in-process.........................      6,595         7,813
          Finished goods..........................    166,868       169,108
                                                     --------      --------
                                                     $223,569      $236,327
                                                     --------      --------
                                                     --------      --------

4.   LONG-TERM AND AFFILIATE DEBT

     In March 1998, in connection with the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2,038 which represents a write-off of the related unamortized financing costs associated with the credit agreement.

     In addition, the Company's various senior notes aggregating $360,000 were redeemed on April 21, 1998 at a cost of $383,395. The $23,395 of redemption costs in excess of carrying value along with the write-off of the related unamortized financing costs of $2,694 and unamortized deferred interest rate swap losses of $885 are reflected as an extraordinary loss on early extinguishment of debt in the second quarter of 1998.

     The Company relies upon borrowings from Sunbeam for the Company's liquidity needs. Amounts advanced from Sunbeam are due on demand and bear interest at a floating rate which is equal to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility. The weighted average interest rate charged by Sunbeam on amounts advanced during the six months ended June 30, 1998 was 6.7%. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $323. Net amounts advanced from

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


Sunbeam along with the related unpaid interest and other costs are reflected as affiliate debt in the condensed consolidated balance sheet. Sunbeam has recently announced certain matters that could negatively affect its ability to continue to make loans or capital contributions to the Company. These announcements have included (i) Sunbeam's necessity to obtain waivers of non-compliance on certain debt covenants, which waivers have been obtained through December 31, 1998, (ii) certain shareholder lawsuits, (iii) an investigation by the Securities and Exchange Commission, and (iv) the statement that the Audit Committee of the Board of Directors of Sunbeam has determined that Sunbeam will be required to restate certain historical financial statements. No assurance can be given that Sunbeam will be able or willing to continue to make capital contributions or loans to the Company should they be needed.

5.   SALE OF BUSINESS

     On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), a wholly-owned subsidiary of the Company, which manufactures and sells safety and security products, to Ranco Incorporated of Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc, for approximately $96,189, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26,137 during the first quarter of 1998. The net proceeds from the sale of CSS were reduced as a result of post-closing adjustments during the second quarter of 1998, which reduced the recorded gain by $1,447. Other post-closing issues amounting to approximately $1,800 remain unresolved and could result in a further adjustment to the recorded gain.

6.   RESTRUCTURING AND OTHER CHARGES

     During the six months ended June 30, 1998, the Company recorded charges totaling $23,642 which included (i) $7,242 of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3,890 of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition,
(iii) $2,225 of costs to terminate a licensing services agreement with an affiliate of Parent Holdings, (iv) $8,145 of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the Sunbeam Acquisition, (v) $1,071 of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, (vi) recognition of a net gain of $71 related to the disposition of the Company's manufacturing facility in Cedar City, Utah, and (vii) certain other adjustments in the amount of $1,140. During the six months ended June 30, 1997, the Company recorded pre-tax charges totaling $22,551 which consisted of (i) $10,045 to close and relocate certain administrative and sales offices, (ii) $8,353 to exit various low margin products, including pressure washers, and (iii) $4,153 to close several manufacturing facilities.

7.   INCOME TAXES

     The provision for income taxes for the six months ended June 30, 1998 reflects, among other things, (i) the write-off of approximately $5.5 million of deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million of non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the provision for income taxes would have resulted in an effective income tax rate of approximately 38% for the 1998 period compared to an effective income tax rate of approximately 38% for the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


1997 period. In each period, the comparable effective income tax rates differ from the federal statutory rate of 35% primarily due to state income taxes, foreign operations and the effect of certain expenses that are not deductible for income tax purposes.

8.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The components of the Company's comprehensive loss are as follows:

                                              Three Months          Six Months
                                             Ended June 30,       Ended June 30,
                                           ------------------   ------------------
                                             1998      1997       1998      1997
                                           --------   -------   --------   -------
Net (loss) income........................  $(11,209)  $10,119   $(13,855)  $10,818
Foreign currency translation adjustment,
 net of tax..............................    (1,385)   (1,486)    (3,803)   (7,790)
Minimum pension liability adjustment,
 net of tax..............................      (169)     (168)      (337)     (337)
                                           --------   -------   --------   -------
Comprehensive (loss) income..............  $(12,763)  $ 8,465   $(17,995)  $ 2,691
                                           --------   -------   --------   -------
                                           --------   -------   --------   -------

9.   BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

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

     The basic earnings (loss) per common share has been computed based upon the weighted average shares of outstanding common stock. Diluted earnings (loss) per common share has been computed based upon the sum of the weighted average shares of outstanding common stock and the weighted average incremental shares that would have been outstanding assuming dilutive potential common stock had been issued. The Company's outstanding common stock options represent the only dilutive potential common stock. The amounts of earnings (loss) used in the calculations of basic and diluted earnings (loss) per common share were the same for all periods presented. The number of shares used in the calculation of diluted earnings per common share included 230,225 and 221,920 incremental shares for the three month periods ended June 30, 1998 and 1997, respectively, and included 431,898 and 137,160 incremental shares for the six month periods ended June 30, 1998 and 1997, respectively, to recognize the effect of dilutive stock options.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


10.  RELATED PARTY TRANSACTIONS

     In connection with the Sunbeam Acquisition, the Company terminated a licensing services agreement with an affiliate of Parent Holdings and recorded $2,000 of loss related to payments to be made under the terms of the termination agreement and $225 of loss related to certain receivables from an affiliate of Parent Holdings which were forgiven as part of the same termination agreement.

     During the second quarter of 1998, the Company provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. The cost of the services provided by the Company and charged to Sunbeam and its affiliates in the amount of $226 has been reflected as a reduction in selling, general and administration ("SG&A") expenses and the $578 of charges to Coleman for services received by Coleman from Sunbeam and its affiliates has been included in SG&A expenses. The cost of the services are assessed based on actual usage or other allocation methods which management believes are reasonable.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will apply the provisions of SFAS No. 131 beginning January 1, 1998; however, financial statement disclosures for interim periods in 1998 are not required to be presented in interim financial statements issued in 1998.

12.  CONTINGENCIES

     On June 25 and July 16, 1998, four purported class actions were filed by alleged Coleman shareholders in the Delaware Court of Chancery (the "Court"). Deutscher v. Dunlap et al., Del. Ch., C.A. No. 16486-NC; Wolf v. Kersh, et al., Del. Ch., C.A. No. 16487-NC; Steinberg v. Dunlap et al., Del. Ch., C.A. No. 16488-NC; Shaev v. Dunlap et al., Del. Ch., C.A. No. 165120NC. The named defendants in these actions are Sunbeam and Coleman as well as alleged members of Coleman's board of directors during the alleged class period. Each of these actions seeks injunctive relief and monetary damages in an unspecified amount. On July 7, 1998, the plaintiff in the Deutscher action filed an amended complaint.

     The complaints allege, in essence, that the exchange ratio of the Coleman Merger is no longer fair to Coleman shareholders as a result of the decline in the market value of Sunbeam stock after the Coleman Merger Agreement was announced. The complaints allege that the individual defendants suffer from conflicting interests in serving as directors of both Sunbeam and Coleman, and that they have breached their fiduciary duties to Coleman shareholders by refusing to renegotiate or terminate the Coleman Merger Agreement. The Wolf complaint and the amended Deutscher complaint also allege that Sunbeam's financial statements did not conform with generally accepted accounting principles and did not fairly present Sunbeam's financial condition at the time the Coleman Merger Agreement was negotiated, contrary to Sunbeam's representation in the Coleman Merger Agreement.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


     Pursuant to an agreement with plaintiff's counsel, the defendants are not obligated to respond to any of these complaints until an order of consolidation is entered in the case, which proposed order has not yet been presented to the Court for approval.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and Laser Acquisition Corp. ("Laser"), a wholly-owned subsidiary of Sunbeam. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam Common Stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide Corporation ("Coleman Worldwide") (the "Sunbeam Acquisition").

     Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger, and stock options outstanding at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 and the exercise price of such option less any applicable withholding taxes.

     The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement on Form S-4 under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement; however, it has not yet become effective and Coleman is unable to estimate when the Registration Statement will become effective. In addition, outstanding, unvested stock options of Coleman immediately vested upon consummation of the Holdings Merger and outstanding stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 and the exercise price of such option. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. As a result of the Sunbeam Acquisition, all previous arrangements with Parent Holdings and its affiliates for the provision of services were terminated.

     Four purported class actions have been filed by Coleman shareholders in the Delaware Court of Chancery. The named defendants in these actions are Sunbeam and Coleman as well as alleged members of Coleman's board of directors during the alleged class period. Each of these actions seeks injunctive relief and monetary damages in an unspecified amount. See "Item 1. Legal Proceedings" in "Part II. Other Information".

RESULTS OF OPERATIONS

Restructuring and Other Charges
-------------------------------

     During first six months of 1997, the Company undertook several restructuring initiatives to strengthen its business operations, including (i) exiting various low-margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. During the first quarter of 1997, the Company recorded restructuring and other charges of $4.0 million, primarily in

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


selling, general and administrative ("SG&A") expenses, related primarily to severance costs. During the second quarter of 1997, the Company recorded total restructuring charges of $18.6 million. The 1997 second quarter restructuring charges included $12.9 million related to exiting certain products and facilities of which $10.3 million was reflected in cost of sales and $2.6 million in SG&A expenses. This $12.9 million restructuring charge included $8.6 million of charges related primarily to the write down of inventory and fixed assets to estimated realizable value and $4.3 million of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs. The costs associated with the second quarter restructuring charge of $18.6 million also included $5.7 million of termination costs for 389 factory and administrative employees of which $1.1 was reflected in cost of sales and $4.6 million in SG&A expenses.

     During the first quarter of 1998, the Company increased its estimate of costs to complete the restructuring initiatives previously announced in 1997 by $0.7 million. In addition, as a result of the Sunbeam Acquisition, Coleman recorded $12.9 million of other charges in SG&A which included (i) $7.1 million of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3.6 million of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition, and (iii) $2.2 million of costs to terminate a licensing services agreement with an affiliate of Parent Holdings. At the end of the first quarter of 1998, the majority of Coleman common stock was acquired by Sunbeam. Subsequent to the Sunbeam Acquisition, the Company terminated certain employees, adopted a different focus in information system planning and implemented certain other strategies. As a result of these actions, the Company recorded $9.0 million of restructuring and other charges in SG&A which included (i) $8.2 million of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the Sunbeam Acquisition, (ii) an increase in severance benefits related to employees terminated during 1997 in the amount of $0.4 million, and (iii) additional costs associated with the Sunbeam Acquisition, including an abandoned software system, in the amount of $0.4 million. In addition, the Company recorded a charge to cost of sales in the amount of $1.0 million related to $1.1 million of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, partially offset by a recognition of a net gain of $0.1 million related to the disposition of the company's manufacturing facility in Cedar City, Utah. An analysis of the reserves for restructuring and other charges is outlined in the following table (dollars in millions):

                                                       1998      Charges During
                                        Balance at  Additional  Six Months Ended  Balance at
                                         12/31/97    Reserves       6/30/98        6/30/98
                                        ----------  ----------  ----------------  ----------
Impairment of fixed assets.............   $ 8.1       $(0.2)        $ (1.3)         $ 6.6
Inventory and other asset impairments..     8.4         3.9           (7.2)           5.1
Termination costs......................     2.8        10.1           (3.7)           9.2
Idle facilities, relocation and other
 exit costs............................     8.7         9.8          (13.5)           5.0
                                          -----       -----         ------          -----
                                          $28.0       $23.6         $(25.7)         $25.9
                                          -----       -----         ------          -----
                                          -----       -----         ------          -----

     The Company expects to incur additional restructuring and other charges as a result of the Sunbeam Acquisition. During the second quarter of 1998, certain restructuring initiatives involving Coleman's operations were announced. These initiatives may continue to evolve and change as current management clarifies its plan for the Coleman operations. The restructuring initiatives related to Coleman include, among other things, (i) combining the Company's headquarters with Sunbeam's headquarters in Florida, (ii) the consolidation of certain factories, warehouses, and sales offices, and (iii) the divestiture of the spa business. Until such time as the final steps are taken to complete the Sunbeam Acquisition, some of the restructuring and other initiatives may be modified or delayed in implementation.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


Three months ended June 30, 1998 compared with the three months ended
---------------------------------------------------------------------
 June 30, 1997
 -------------

     Net revenues of $326.4 million in the three-month period ended June 30, 1998 were $57.1 million or 14.9% less than in the three-month period ended June 30, 1997 with outdoor recreation products decreasing $29.0 million or 9.4% and hardware products decreasing $28.1 million or 37.9%. Geographically, United States and Canadian revenues decreased 18.4% while international revenues decreased 6.1%.

     Outdoor recreation products revenues decreased $29.0 million or 9.4%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the SKU reduction program in 1997, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $28.1 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of Coleman Safety & Security Products, Inc. ("CSS") revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues in 1998 would have decreased by $0.3 million as compared to 1997 revenues as an increase in generator revenues was offset by a decline in compressor revenues.

     Gross margins, excluding the impact of restructuring and other charges of $1.0 million in 1998 and $11.4 million in 1997, which are more fully described above, decreased as a percent of sales by 0.5 percentage points to 29.0% in 1998 from 29.5% in 1997. The decrease is driven by an increase in the Company's inventory reserves for slow moving product of $3.2 million partially offset by favorable effects of the mix of products sold, in part, due to the SKU reduction program which removed low or no-margin SKUs.

     SG&A expenses, excluding the impact of restructuring and other charges of $9.0 million in 1998 and $7.2 million in 1997, which are more fully described above, were $58.0 million in 1998 compared to $62.9 million in 1997, a decrease of $4.9 million which is primarily due to the sale of CSS in March 1998.

     On March 24, 1998, the Company sold CSS, a wholly-owned subsidiary of the Company which manufactures and sells safety and security products, to Ranco Incorporated of Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc, for approximately $96.2 million, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26.1 million during the first quarter of 1998. The net proceeds from the sale of CSS were reduced as a result of post-closing adjustments during the second quarter of 1998, which reduced the recorded gain by $1.4 million. Other post-closing issue amounting to $1.8 million remain unresolved and could result in a further adjustment to the recorded gain.

     Interest expense was $8.9 million in 1998 compared with $11.0 million in 1997, a decrease of $2.1 million. The decrease in interest expense reflects
(i) the favorable effects of lower borrowings as the proceeds from the sale of CSS were primarily used to reduce outstanding debt and (ii) a decrease in the Company's weighted average interest rates from approximately 7.5% in 1997 to 6.9% in 1998.

     Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     The Company recorded a provision for income tax expense of $8.7 million in 1998 compared to a provision for income tax expense of $6.6 million in 1997. The 1998 income tax provision reflects, among other things, the write-off of approximately $3.7 million of deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 35%.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


     In April 1998, as a result of the Holdings Merger, the Company repaid the $360.0 million outstanding indebtedness under the Company's various senior notes. The $23.4 million of redemption costs in excess of carrying value along with the write-off of related unamortized financing costs of $2.7 million and unamortized deferred interest rate swap losses of $0.9 million are reflected as extraordinary loss on early extinguishment of debt. The total $27.0 million of charges were reduced by $10.7 million of tax benefits for a net after-tax charge of $16.3 million or $0.29 per share.

Six months ended June 30, 1998 compared with the six months ended June 30, 1997
-------------------------------------------------------------------------------

     Net revenues of $570.9 million in the six-month period ended June 30, 1998 were $108.1 million or 15.9% less than in the six-month period ended June 30, 1997 with outdoor recreation products decreasing $69.0 million or 13.1% and hardware products decreasing $39.1 million or 25.4%. Geographically, United States and Canadian revenues decreased 17.3% while international revenues decreased 12.8%.

     Outdoor recreation products revenues decreased $69.0 million or 13.1%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the SKU reduction program in 1997, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $39.1 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of CSS revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues would show an increase of $2.6 million, or 2.7%, over comparable 1997 revenues reflecting an increase in generator revenues as a result of winter storms which were partially offset by a decline in compressor revenues.

     Gross margins, excluding the impact of restructuring and other charges of $1.0 million in 1998 and $11.0 million in 1997, which are more fully described above, remained constant at 28.6% of sales.

     SG&A expenses, excluding the impact of restructuring and other charges of $22.6 million in 1998 and $11.6 million in 1997, which are more fully described above, were $119.3 million in 1998 compared to $124.4 million in 1997, a decrease of $5.1 million which is primarily due to the sale of CSS in March 1998.

     On March 24, 1998, the Company sold CSS to Ranco for approximately $96.2 million, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26.1 million during the first quarter of 1998. The net proceeds from the sale of CSS were reduced as a result of post-closing adjustments during the second quarter of 1998, which reduced the recorded gain by $1.4 million. Other post-closing issues amounting to $1.8 million remain unresolved and could result in a further adjustment to the recorded gain.

     Interest expense was $17.9 million in 1998 compared with $21.7 million in 1997, a decrease of $3.8 million. The decrease in interest expense reflects
(i) the favorable effects of lower borrowings as the proceeds from the sale of CSS were primarily used to reduce outstanding debt and from improvements in managing working capital and a (ii) decrease in the Company's weighted average interest rates from approximately 7.4% in 1997 to 7.2% in 1998.

     Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     The Company recorded a provision for income tax expense of $16.2 million in 1998 compared to a provision for income tax expense of $7.1 million in 1997. The 1998 income tax provision reflects, among other things, (i) the write-off of approximately $5.5 million of deferred tax assets that became unrealizable as a result

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million of non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 38%.

     In March 1998, in connection with the Holdings Merger, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2.0 million which represents a write-off of the related unamortized financing costs associated with the credit agreement. In April 1998, as a result of the Holdings Merger, the Company repaid the $360.0 million outstanding indebtedness under the Company's various senior notes. The $23.4 million of redemption costs in excess of carrying value along with the write-off of related unamortized financing costs of $2.7 million and unamortized deferred interest rate swap losses of $0.9 million are reflected as extraordinary loss on early extinguishment of debt. The total $29.0 million of charges were reduced by $11.5 million of tax benefits for a net after-tax charge of $17.5 million or $0.32 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $79.3 million and provided $8.7 million of cash during the six months ended June 30, 1998 and 1997, respectively. Lower earnings and higher working capital levels for the first half of 1998 were primarily responsible for the decrease in cash from operations. During the 1998 period, receivables increased $85.2 million as a result of the seasonality of the Company's sales and inventories increased approximately $9.7 million primarily as a result of unanticipated softness in the demand for the Company's products. The Company's capital expenditures were $13.6 million in the six months ended June 30, 1998. During the first six months of 1998, the $45.5 million of proceeds from stock option exercises along with $454.7 million of borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.2 million of cash were used to, among other things, (i) repay the $116.0 million outstanding indebtedness under the Company's credit agreement (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

     The Company's ability to meet its current cash operating requirements, including projected capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and capital contributions or loans to the Company from Sunbeam or its affiliates. Sunbeam has recently announced certain matters that could negatively affect its ability to continue to make loans or make capital contributions to the Company. These announcements have included (i) Sunbeam's necessity to obtain waivers of non-compliance on certain debt covenants, which waivers have been obtained through December 31, 1998, (ii) certain shareholder lawsuits, (iii) an investigation by the Securities and Exchange Commission, and (iv) the statement that the Audit Committee of the Board of Directors of Sunbeam has determined that Sunbeam will be required to restate certain historical financial statements. No assurance can be given that Sunbeam will be able or willing to continue to make capital contributions or loans to the Company should they be needed.

     The Company periodically uses a variety of derivative financial instruments to manage its foreign currency exposures. The Company does not speculate on foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures. With respect to foreign currency exposures, the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and other monitoring procedures.

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

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Form 10-Q, the words, "estimate", "project", "intend", "expect", and similar expressions, used in connection with the Company, including its management, are intended to identify forward-looking statements. Such forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. The factors that could affect the Company's actual results and could cause results to differ materially from those contained in the forward-looking statements include, but are not limited to (i) unanticipated costs or delays in developing new products,
(ii) a decrease in the public's interest in camping and related activities,
(iii) economic softness in Japan, Korea, and other Asian countries, (iv) weather conditions which are adverse to the specific businesses of the Company, (v) significant adverse market or economic conditions which negatively affect demand for the Company's products, (vi) disruptions or delays resulting from the transactions contemplated by the Merger Agreements, (vii) changes in Sunbeam's ability to provide financing to the Company, and (viii) changes in operating philosophy following the consummation of the Holdings Merger and the Company Merger. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

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

     Based on ongoing assessments of the Company's operations, the Company has determined it will be required to modify or replace portions of its computer software so the computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, in most instances, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company, however, has identified one location with significant Year 2000 software issues. Failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the operations of the Company. The Company is unable to estimate the costs of becoming Year 2000 compliant.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


     The Company has begun a program of formal communications with some of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     On June 25 and July 16, 1998, four purported class actions were filed by alleged Coleman shareholders in the Delaware Court of Chancery (the "Court"). Deutscher v. Dunlap et al., Del. Ch., C.A. No. 16486-NC; Wolf v. Kersh, et al., Del. Ch., C.A. No. 16487-NC; Steinberg v. Dunlap et al., Del. Ch., C.A. No. 16488-NC; Shaev v. Dunlap et al., Del. Ch., C.A. No. 165120NC. The named defendants in these actions are Sunbeam and Coleman as well as alleged members of Coleman's board of directors during the alleged class period. Each of these actions seeks injunctive relief and monetary damages in an unspecified amount. On July 7, 1998, the plaintiff in the Deutscher action filed an amended complaint.

     The complaints allege, in essence, that the exchange ratio of the Coleman Merger is no longer fair to Coleman shareholders as a result of the decline in the market value of Sunbeam stock after the Coleman Merger Agreement was announced. The complaints allege that the individual defendants suffer from conflicting interests in serving as directors of both Sunbeam and Coleman, and that they have breached their fiduciary duties to Coleman shareholders by refusing to renegotiate or terminate the Coleman Merger Agreement. The Wolf complaint and the amended Deutscher complaint also allege that Sunbeam's financial statements did not conform with generally accepted accounting principles and did not fairly present Sunbeam's financial condition at the time the Coleman Merger Agreement was negotiated, contrary to Sunbeam's representation in the Coleman Merger Agreement.

     Pursuant to an agreement with plaintiff's counsel, the defendants are not obligated to respond to any of these complaints until an order of consolidation is entered in the case, which proposed order has not yet been presented to the Court for approval.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              Exhibit No.                  Description
              -----------                  -----------
                 27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

      (b)     Reports on Form 8-K

              A Current Report on Form 8-K was filed on April 3, 1998 to disclose that Sunbeam Corporation had acquired indirect beneficial ownership of the 44,067,520 shares of common stock of the Company.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


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



                                          THE COLEMAN COMPANY, INC.
                                                (Registrant)



Date:   August 14, 1998                   By:  /s/ Gwen C. Wisler
      -------------------                     --------------------------------
                                                   Gwen C. Wisler
                                                   Chief Financial Officer