Form 10-Q
period 1998-09-30
COLEMAN CO INC
filed 1998-11-17
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the quarterly period ended     SEPTEMBER  30, 1998

                                        or

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

The number of shares outstanding of the registrant's par value $ .01 common stock was 55,827,490 shares as of November 6, 1998, of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.


                             Exhibit Index on Page 19

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                         PART I.  FINANCIAL INFORMATION                     Page
                                                                            ----
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Operations
               Three months ended September 30, 1998 and 1997 and
               Nine months ended September 30, 1998 and 1997 . . . . . . . .   3

          Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997. . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998 and 1997 . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .  12


                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  19

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

            ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                              Three Months                Nine Months
                                                           Ended September 30,          Ended September 30,
                                                         -----------------------       -----------------------
                                                           1998            1997          1998            1997
                                                         --------       --------       --------       --------
Net revenues . . . . . . . . . . . . . . . . . . .       $245,324       $252,434       $816,230       $931,412
Cost of sales. . . . . . . . . . . . . . . . . . .        180,844        182,567        589,328        678,590
                                                         --------       --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . .         64,480         69,867        226,902        252,822
Selling, general and administrative expenses . . .         65,064         69,127        206,929        205,111
Interest expense, net. . . . . . . . . . . . . . .          8,480          9,855         26,403         31,594
Amortization of goodwill and deferred charges. . .          2,646          3,027          8,313          8,654
Gain on sale of business . . . . . . . . . . . . .           (408)          --          (25,098)          --
Other (income) expense, net. . . . . . . . . . . .         (1,511)           703             33          1,500
                                                         --------       --------       --------       --------
(Loss) earnings before income taxes,
   minority interest and extraordinary item. . . .         (9,791)       (12,845)        10,322          5,963
Income tax (benefit) expense . . . . . . . . . . .         (2,875)        (5,060)        13,315          2,087
Minority interest. . . . . . . . . . . . . . . . .            (92)           292           (332)         1,135
                                                         --------       --------       --------       --------
(Loss) earnings before extraordinary item. . . . .         (7,008)        (8,077)        (3,325)         2,741

Extraordinary loss on early extinguishment
  of debt, net of income tax benefit . . . . . . .           --             --          (17,538)          --
                                                         --------       --------       --------       --------
Net (loss) earnings. . . . . . . . . . . . . . . .       $ (7,008)      $ (8,077)      $(20,863)      $  2,741
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Basic and diluted (loss) earnings per share:
     (Loss) earnings before extraordinary item . .       $  (0.13)      $  (0.15)      $  (0.06)      $   0.05
     Extraordinary item. . . . . . . . . . . . . .           --             --            (0.32)          --
                                                         --------       --------       --------       --------
       Net (loss) earnings . . . . . . . . . . . .       $  (0.13)      $  (0.15)      $  (0.38)      $   0.05
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Weighted average common shares outstanding:
     Basic . . . . . . . . . . . . . . . . . . . .         55,827         53,377         55,135         53,316
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
     Dilutive. . . . . . . . . . . . . . . . . . .         55,827         53,377         55,135         53,489
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

            See Notes to Condensed Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                             September 30,  December 31,
                                                                                 1998           1997
                                                                             -------------  ------------
                             ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $ 20,105     $   13,031
  Accounts and notes receivable, less allowance of $8,833 in 1998
    and $8,930 in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .      191,914        194,616
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      202,279        236,327
  Deferred tax assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       22,591         26,378
  Prepaid assets and other . . . . . . . . . . . . . . . . . . . . . . . .       14,927         21,344
                                                                               --------     ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      451,816        491,696
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .      153,958        175,494
Intangible assets related to businesses acquired, net. . . . . . . . . . .      293,215        332,468
Deferred tax assets and other. . . . . . . . . . . . . . . . . . . . . . .       46,487         42,106
                                                                               --------     ----------
                                                                               $945,476     $1,041,764
                                                                               --------     ----------
                                                                               --------     ----------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable . . . . . . . . . . . . . . . . . . . . . . .     $123,445     $  158,878
  Debt to affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . .      381,042             --
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      105,295         94,319
                                                                               --------     ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .      609,782        253,197

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          208        477,276
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,530         69,586
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          958          1,236
Contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          558            534
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      217,594        172,072
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,433         80,296
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . .       (6,587)       (12,433)
                                                                               --------     ----------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . .      270,998        240,469
                                                                               --------     ----------
                                                                               $945,476     $1,041,764
                                                                               --------     ----------
                                                                               --------     ----------

         See Notes to Condensed Consolidated Financial Statements

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                            -----------------------
                                                                                              1998           1997
                                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (20,863)      $  2,741
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          26,766         29,680
       Non-cash restructuring and other charges. . . . . . . . . . . . . . . . . . .           5,713         16,774
       Minority interest in earnings of Camping Gaz. . . . . . . . . . . . . . . . .             332          1,135
       Gain on sale of business. . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,098)            --
       Extraordinary loss on early extinguishment of debt. . . . . . . . . . . . . .          29,012             --
       Change in assets and liabilities, net of effects from sale of business:
           (Increase) decrease in receivables. . . . . . . . . . . . . . . . . . . .         (13,015)         1,112
          Decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          16,115         28,092
          Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . .         (18,519)        (8,977)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,478         (9,437)
                                                                                           ---------       --------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .          10,921         61,120
                                                                                           ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,648)       (19,075)
Net proceeds from sale of business and fixed assets. . . . . . . . . . . . . . . . .          98,817          4,151
Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (618)        (1,000)
                                                                                           ---------       --------
Net cash provided (used) by investing activities . . . . . . . . . . . . . . . . . .          81,551        (15,924)
                                                                                           ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings. . . . . . . . . . . . . . . .         (52,578)       (91,741)
Net change in short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . .         (12,165)        39,648
Repayment of long-term debt, including redemption costs. . . . . . . . . . . . . . .        (447,250)        (2,807)
Net increase in borrowings from affiliate. . . . . . . . . . . . . . . . . . . . . .         381,042           --
Debt refinancing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             (766)
Proceeds from stock options exercised including tax benefits . . . . . . . . . . . .          45,546          1,783
                                                                                           ---------       --------
Net cash used by financing activities. . . . . . . . . . . . . . . . . . . . . . . .         (85,405)       (53,883)
                                                                                           ---------       --------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . . . .               7          1,284
                                                                                           ---------       --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .           7,074         (7,403)
Cash and cash equivalents at beginning of the period . . . . . . . . . . . . . . . .          13,031         17,299
                                                                                           ---------       --------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . . . . . . .       $  20,105       $  9,896
                                                                                           ---------       --------
                                                                                           ---------       --------


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

     Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a subsidiary of Laser Acquisition Corp. ("Laser"), a wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represent approximately 79% of the outstanding Coleman common stock as of September 30, 1998.

     On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $159,957 in cash in exchange for all of the outstanding shares of CLN Holdings. In addition, Sunbeam assumed $1,015,598 of debt. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F") pursuant to which Sunbeam was released from certain threatened claims of M&F and its affiliates arising from the Sunbeam Acquisition and M&F agreed to provide certain management personnel and assistance to Sunbeam in exchange for the issuance to M&F of five-year warrants to purchase up to 23 million shares of Sunbeam common stock at an exercise price of $ 7.00 per share, subject to anti-dilution provisions.

     Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. On October 21, 1998, Sunbeam announced it had entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, Sunbeam will issue to the Coleman public shareholders five-year warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to Parent Holdings and will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the court will approve the settlement as proposed.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)
                                 (Unaudited)

     The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Due to Sunbeam's restatement of its financial statements, Sunbeam has been unable to file the Registration Statement. Coleman anticipates the Registration Statement will be filed in December 1998 but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the first quarter of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. As a result of the Sunbeam Acquisition, all previous arrangements with Parent Holdings and its affiliates for the provision of services were terminated.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and one-time adjustments related to the acquisition of Coleman by Sunbeam) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

3.   INVENTORIES

     The components of inventories consist of the following:

                                                September 30,   December 31,
                                                    1998            1997
                                                -------------   ------------
          Raw material and supplies. . . . .        $ 49,919     $ 59,406
          Work-in-process. . . . . . . . . .           5,751        7,813
          Finished goods . . . . . . . . . .         146,609      169,108
                                                    --------     --------
                                                    $202,279     $236,327
                                                    --------     --------
                                                    --------     --------

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

     In addition, the Company's various senior notes aggregating $360,000 were redeemed on April 21, 1998 at a cost of $ 383,395. The $23,395 of redemption costs in excess of carrying value along with the write-off of the related unamortized financing costs of $2,694 and unamortized deferred interest rate swap losses of $885 are reflected as an extraordinary loss on early extinguishment of debt.

     The Company relies upon borrowings from Sunbeam for the Company's liquidity needs. Amounts advanced from Sunbeam are due on demand and bear interest at a floating rate which is equal to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility. The weighted average interest rate charged by Sunbeam on amounts advanced during the nine months ended September 30, 1998 was 7.1%. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $609. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as affiliate debt in the condensed consolidated balance sheet. Sunbeam has recently announced certain matters that could negatively affect its ability to continue to make loans or capital contributions to the Company. These announcements have included (i) Sunbeam's necessity to obtain waivers of non-compliance on certain debt covenants, which waivers have been obtained through April 10, 1999, (ii) certain shareholder and other lawsuits, (iii) an investigation by the Securities and Exchange Commission, and (iv) Sunbeam's restatement of certain historical financial statements. No assurance can be given that Sunbeam will be able or willing to continue to make capital contributions or loans to the Company should they be needed.

5.   SALE OF BUSINESS

     On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), a wholly-owned subsidiary of the Company, which manufactures and sells safety and security products, to Ranco Incorporated of Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc, for approximately $95,798, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $26,137 during the first quarter of 1998. The net proceeds from the sale of CSS were reduced as a result of post-closing adjustments during the second and third quarters of 1998, which reduced the recorded gain by $1,039.

     On October 13, 1998, the Company sold Coleman Spas, Inc. ("Spas"), a wholly-owned subsidiary of the Company, which manufactures and markets portable spas and related products for the consumer market, to MAAX Holdings Inc., a wholly-owned subsidiary of MAAX Inc., for approximately $17,040, net of fees and expenses. The Company will record a pre-tax gain of approximately $7,700 in the fourth quarter of 1998. The net proceeds from the sale of Spas are subject to certain post-closing adjustments which could change the pre-tax gain.

6.  RESTRUCTURING AND OTHER CHARGES

     During the nine months ended September 30, 1998, the Company recorded pre-tax charges totaling $30,500 which included (i) $7,242 of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3,890 of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition, (iii) $2,225 of costs to terminate a licensing services agreement with an affiliate of Parent Holdings, (iv) $9,140 of severance benefits related to

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)
                                 (Unaudited)

approximately 84 employees whose employment with the Company was terminated following the Sunbeam Acquisition, (v) $1,071 of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, (vi) $247 of asset writedowns and other costs to consolidate certain operations in Europe, (vii) recognition of a net gain of $71 related to the disposition of the Company's manufacturing facility in Cedar City, Utah, and (viii) $6,756 of certain other adjustments related primarily to revised estimates of costs for severance benefits of employees terminated during 1997 and an increase in the reserve for impaired fixed assets associated with prior years' restructuring initiatives. During the nine months ended September 30, 1997, the Company recorded pre-tax charges totaling $36,023 which consisted of (i) $14,532 to close and relocate certain administrative and sales offices, (ii) $16,009 to exit various low margin products, including pressure washers, and (iii) $5,482 to close several manufacturing facilities.

7.   INCOME TAXES

     The provision for income taxes for the nine months ended September 30, 1998 reflects, among other things, (i) the write-off of approximately $5.5 million of deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million of non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the provision for income taxes would have resulted in an effective income tax rate of approximately 42% for the 1998 period compared to an effective income tax rate of approximately 35% for the 1997 period. In each period, the comparable effective income tax rates differ from the federal statutory rate primarily due to state income taxes, foreign operations and nondeductible amortization.

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

                                                                 Three Months                Nine Months
                                                              Ended September 30,        Ended September 30,
                                                             ---------------------      ----------------------
                                                               1998         1997          1998           1997
                                                             -------      --------      --------      --------
Net (loss) income. . . . . . . . . . . . . . . . . . .       $(7,008)     $ (8,077)     $(20,863)     $  2,741
Foreign currency translation adjustment, net of tax. .        10,154        (2,966)        6,351       (10,756)
Minimum pension liability adjustment, net of tax . . .          (168)         (169)         (505)         (505)
                                                             -------      --------      --------      --------
Comprehensive income (loss). . . . . . . . . . . . . .       $ 2,978      $(11,212)     $(15,017)     $ (8,520)
                                                             -------      --------      --------      --------
                                                             -------      --------      --------      --------

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

     The basic earnings (loss) per common share has been computed based upon the weighted average shares of outstanding common stock. Diluted earnings
(loss) per common share has been computed based upon the sum of the weighted average shares of outstanding common stock and the weighted average incremental shares that would have been outstanding assuming dilutive potential common stock had been issued. The Company's outstanding common stock options represent the only dilutive potential common stock. The amounts of earnings (loss) used in the calculations of basic and diluted earnings (loss) per common share were the same for all periods presented.
The number of shares used in the calculation of diluted earnings per common share included 172,782 incremental shares for the nine month period ended September 30, 1997 to recognize the effect of dilutive stock options. The number of shares used in the calculation of diluted earnings per common share for the three month periods ended September 30, 1998 and 1997 and for the nine month period ended September 30, 1998 does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of these shares would have been antidilutive.

10.  RELATED PARTY TRANSACTIONS

     In connection with the Sunbeam Acquisition, the Company terminated a licensing services agreement with an affiliate of Parent Holdings and recorded $2,000 of expense related to payments to be made under the terms of the termination agreement and $225 of expense related to certain receivables from an affiliate of Parent Holdings which were forgiven as part of the same termination agreement.

     During the second and third quarters of 1998, the Company provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. For the nine months ended September 30, 1998, the cost of the services provided by the Company and charged to Sunbeam and its affiliates in the amount of $1,081 has been reflected as a reduction in selling, general and administration ("SG&A") expenses and the $1,156 of charges to Coleman for services received by Coleman from Sunbeam and its affiliates has been included in SG&A expenses. The cost of the services are assessed based on actual usage or other allocation methods which management believes are reasonable.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will apply the provisions of SFAS No. 131 beginning January 1, 1998; however, financial statement disclosures for interim periods in 1998 are not required to be presented in interim financial statements issued in 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except share data)
                                 (Unaudited)

hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for the Company's fiscal year beginning January 1, 2000. Earlier application of the provisions of SFAS No. 133 are encouraged; however, the Company has not determined if it will apply the provisions of SFAS No. 133 prior to January 1, 2000, nor has the Company estimated the impact of applying the provision of SFAS No. 133 on the Company's statement of financial position or on the statement of operations.

12.  CONTINGENCIES

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, certain of Sunbeam's present and former officers and directors and, as a nominal party, Sunbeam. An additional class action was filed on August 10, 1998 against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed Coleman Merger is no longer fair to Coleman shareholders as a result of the recent decline in the market value of Sunbeam stock. On or about October 21, 1998, the parties signed a memorandum of understanding to settle these class actions, subject to Court approval. See "Footnote 1 - Background" above.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          On February 27, 1998, CLN Holdings Inc. ("CLN Holdings") and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam Corporation ("Sunbeam") and Laser Acquisition Corp. ("Laser"), a wholly-owned subsidiary of Sunbeam. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. In addition, Sunbeam assumed $1,015.6 million of debt. As a result of the Holdings Merger, Sunbeam became the indirect owner of the 44,067,520 shares of Coleman common stock held by Coleman Worldwide Corporation ("Coleman Worldwide") (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F") pursuant to which Sunbeam was released from certain threatened claims of M&F and its affiliates arising from the Sunbeam Acquisition and M&F agreed to provide certain management personnel and assistance to Sunbeam in exchange for the issuance to M&F of five-year warrants to purchase up to 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

          Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement, and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. On October 21, 1998, Sunbeam announced it had entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, Sunbeam will issue to the Coleman public shareholders five-year warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to Parent Holdings and will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the court will approve the settlement as proposed. See "Item 1. Legal Proceedings" in "Part
II. Other Information".

          The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Due to Sunbeam's restatement of its financial statements, Sunbeam has been unable to file the Registration Statement. Coleman anticipates the Registration Statement will be filed in December 1998 but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the first quarter of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. As a result of the Sunbeam acquisition, all previous arrangements with Parent Holdings and its affiliates for the provision of services were terminated.

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

RESTRUCTURING AND OTHER CHARGES

          During first nine months of 1997, the Company undertook several restructuring initiatives to strengthen its business operations, including
(i) exiting various low-margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. During the first quarter of 1997, the Company recorded restructuring and other charges of $4.0 million, primarily in selling, general and administrative ("SG&A") expenses, related primarily to severance costs. During the second quarter of 1997, the Company recorded total restructuring charges of $18.6 million. The 1997 second quarter restructuring charges included $13.5 million related to exiting certain products and facilities of which $10.3 million was reflected in cost of sales and $3.2 million in SG&A expenses. This $13.5 million restructuring charge included $9.9 million of charges related primarily to the write down of inventory and fixed assets to estimated realizable value and $3.6 million of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs. The costs associated with the second quarter restructuring charge of $18.6 million also included $5.1 million of termination costs for 389 factory and administrative employees of which $1.1 million was reflected in cost of sales and $4.0 million in SG&A expenses. During the third quarter of 1997, the Company recorded total restructuring charges of $13.4 million. The 1997 third quarter restructuring charges included $11.6 million related to exiting certain products and facilities of which $8.9 million was reflected in cost of sales and $2.7 million in SG&A expenses. This $11.6 million restructuring charge included $6.8 million of charges related primarily to the write down of inventory and fixed assets to estimated realizable value and $4.8 million of liabilities for other exit costs, including carrying costs of idle facilities and relocation costs. The costs associated with the third quarter restructuring charge of $13.4 million also included $1.8 million of termination costs for approximately 100 factory and administrative employees of which $0.1 million was reflected in cost of sales and $1.7 million in SG&A expenses.

          During the first quarter of 1998, the Company increased its estimate of costs to complete the restructuring initiatives previously announced in 1997 by $0.7 million. In addition, as a result of the Sunbeam Acquisition, Coleman recorded $12.9 million of other charges in SG&A which included (i) $7.1 million of costs associated with the acquisition of Coleman by Sunbeam, (ii) the write-off of $3.6 million of capitalized costs associated with the installation of a company-wide enterprise resource computer software system which was abandoned following the Sunbeam Acquisition, and (iii) $2.2 million of expense relating to the early termination of a licensing services agreement with an affiliate of Parent Holdings. At the end of the first quarter of 1998, the majority of Coleman common stock was acquired by Sunbeam. Subsequent to the Sunbeam Acquisition, the Company terminated certain employees, adopted a different focus in information system planning and implemented certain other strategies. As a result of these actions, during the second quarter the Company recorded $9.0 million of restructuring and other charges in SG&A which included (i) $8.2 million of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the Sunbeam Acquisition,
(ii) an increase in severance benefits related to employees terminated during 1997 in the amount of $0.4 million, and (iii) additional costs associated with the Sunbeam Acquisition, including an abandoned software system, in the amount of $0.4 million. In addition, the Company recorded a charge to cost of sales in the amount of $1.0 million related to $1.1 million of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, partially offset by a recognition of a net gain of $0.1 million related to the disposition of the company's manufacturing facility in Cedar City, Utah. During the third quarter of 1998, the Company recorded $6.7 million of restructuring and other charges in SG&A which included (i) an increase in severance benefits related to employees terminated during 1997 in the amount of $3.8 million, (ii) an increase in the reserve for impaired fixed assets of $1.8 million, (iii) an additional $0.8 million of severance for employees terminated during 1998, (iv) $0.3 million related to consolidation of facilities in Europe. In addition, the Company recorded a charge to cost of sales in the amount of $0.2 million related to consolidation of facilities in

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Europe. An analysis of the reserves for restructuring and other charges is outlined in the following table (dollars in millions):

                                                                            1998     Charges During  Balance
                                                             Balance at  Additional    Nine Months      at
                                                              12/31/97    Reserves    Ended 9/30/98  9/30/98
                                                             ----------  ----------  --------------  -------
Impairment of fixed assets . . . . . . . . . . . . . . . . .     $ 8.1     $ 1.3        $ (0.8)       $ 8.6
Inventory and other asset impairments. . . . . . . . . . . .       8.4       4.1          (9.7)         2.8
Termination costs. . . . . . . . . . . . . . . . . . . . . .       2.8      15.3          (6.6)        11.5
Idle facilities, relocation and other exit costs . . . . . .       8.7       9.8         (14.6)         3.9
                                                                 -----     -----        ------        -----
                                                                 $28.0     $30.5        $(31.7)       $26.8
                                                                 -----     -----        ------        -----
                                                                 -----     -----        ------        -----

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues of $245.3 million in the three-month period ended September 30, 1998 were $7.1 million or 2.8% less than in the three-month period ended September 30, 1997 with outdoor recreation products decreasing $0.2 million or 0.1% and hardware products decreasing $6.9 million or 9.7%. Geographically, United States and Canadian revenues increased 3.1% while international revenues decreased 12.7%.

     Outdoor recreation products revenues decreased $0.2 million or 0.1%. The outdoor recreation products revenue decrease primarily reflects lower sales of backpacks and related products because of adverse economic conditions in southeast Asia and high retail inventories in the United States. The lower sales of backpacks and related products were largely offset by higher sales of outdoor appliances, fuel, and coolers and jugs. The hardware products revenues decrease of $6.9 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of Coleman Safety & Security Products, Inc. ("CSS") revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues in 1998 would have increased by $19.0 million as compared to 1997 revenues as an increase in generator revenues attributable to storm activity was partially offset by a decline in compressor revenues.

     Gross margins, excluding the impact of restructuring and other charges of $0.2 million in 1998 and $9.0 million in 1997, which are more fully described above, decreased as a percent of sales by 4.9 percentage points to 26.3% in 1998 from 31.2% in 1997. Cost of sales in 1998 includes $4.5 million of charges related to writedowns of returned goods inventory and certain fixed assets related to discontinued SKUs and also a $1.7 million charge resulting from an increase in the Company's reserves for estimated costs of environmental remediation efforts. Gross margins were also negatively impacted by the effects of product mix including the loss of the CSS business and lower sales of backpacks and related products which tend to have higher gross margin percentages than the Company's average and higher sales of hardware products which tend to have lower gross margin percentages.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     SG&A expenses, excluding the impact of restructuring and other charges of $6.7 million in 1998 and $4.5 million in 1997, which are more fully described above, were $58.3 million in 1998 compared to $64.7 million in 1997, a decrease of $6.4 million which is primarily due to the sale of CSS in March 1998.

     Interest expense was $8.5 million in 1998 compared with $9.9 million in 1997, a decrease of $1.4 million. The decrease in interest expense reflects the favorable effects of lower borrowings as the proceeds from the sale of CSS were primarily used to reduce outstanding debt.

     Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     The Company recorded a provision for income tax benefit of $2.9 million in 1998 compared to a provision for income tax benefit of $5.1 million in 1997. Excluding the tax benefits associated with the restructuring and other charges of $2.5 million in 1998 and $4.0 million in 1997, the income tax benefit in 1998 was negatively impacted by nondeductible items whereas the income tax benefit in 1997 was favorably impacted by the cumulative effect of the decrease in the Company's expected annual effective income tax rate from 38.0% to 35.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues of $816.2 million in the nine-month period ended September 30, 1998 were $115.2 million or 12.4% less than in the nine-month period ended September 30, 1997 with outdoor recreation products decreasing $69.2 million or 9.8% and hardware products decreasing $46.0 million or 20.4%. Geographically, United States and Canadian revenues decreased 11.9% while international revenues decreased 13.4%.

     Outdoor recreation products revenues decreased $69.2 million or 9.8%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the SKU reduction program in 1997, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $46.0 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of CSS revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues would show an increase of $21.6 million, or 15.1%, over comparable 1997 revenues reflecting an increase in generator revenues as a result of storms which were partially offset by a decline in compressor revenues.

     Gross margins, excluding the impact of restructuring and other charges of $1.1 million in 1998 and $20.0 million in 1997, which are more fully described above, decreased as a percent of sales by 1.4 percentage points to 27.9% in 1998 from 29.3% in 1997. This decrease is principally related to a second quarter 1998 increase of $3.2 million in the Company's inventory reserves for slow moving products and the third quarter 1998 charges totaling $6.2 million which are more fully described above in the analysis of operations for the three months ended September 30, 1998.

     SG&A expenses, excluding the impact of restructuring and other charges of $29.4 million in 1998 and $16.0 million in 1997, which are more fully described above, were $177.6 million in 1998 compared to $189.1 million in 1997, a decrease of $11.5 million which is primarily due to the sale of CSS in March 1998.

     On March 24, 1998, the Company sold CSS to Ranco for approximately $96.2
million, net of fees and expenses.   In connection with the sale of CSS, the
Company recorded a pre-tax gain of $26.1 million during the first quarter of 1998. The net proceeds from the sale of CSS were reduced as a result of post-closing adjustments during the second and third quarters of 1998, which reduced the recorded gain by $1.0 million.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     Interest expense was $26.4 million in 1998 compared with $31.6 million
in 1997, a decrease of $5.2 million.   The decrease in interest expense
reflects the favorable effects of lower borrowings as the proceeds from the sale of CSS were primarily used to reduce outstanding debt and from improvements in managing working capital.

     Minority interest represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     The Company recorded a provision for income tax expense of $13.3 million in 1998 compared to a provision for income tax expense of $2.1 million in 1997. The 1998 income tax provision reflects, among other things, (i) the write-off of approximately $5.5 million of deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million of non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 42%, which is higher than the statutory Federal income tax rate primarily because of state income taxes, nondeductible amortization and foreign operations.

     In March 1998, in connection with the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2.0 million which represents a write-off of the related unamortized financing costs associated with the credit agreement. In April 1998, as a result of the Sunbeam Acquisition, the Company repaid the $360.0 million outstanding indebtedness under the Company's various senior notes. The $23.4 million of redemption costs in excess of carrying value along with the write-off of related unamortized financing costs of $2.7 million and unamortized deferred interest rate swap losses of $0.9 million are reflected as extraordinary loss on early extinguishment of debt. The total $29.0 million of charges were reduced by $11.5 million of tax benefits for a net after-tax charge of $17.5 million or $0.32 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided $10.9 million and $61.1 million of cash during the nine months ended September 30, 1998 and 1997, respectively. During the 1998 period, receivables increased $13.0 million and inventories decreased approximately $16.1 million as a result of the seasonality of the Company's sales. The Company's capital expenditures were $16.6 million in the nine months ended September 30, 1998. During the first nine months of 1998, the $45.5 million of proceeds from stock option exercises along with $381.0 million of borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.8 million of cash were used to, among other things, (i) repay the $116.0 million outstanding indebtedness under the Company's credit agreement (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

     The Company's ability to meet its current cash operating requirements, including projected capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and capital contributions or loans to the Company from Sunbeam or its affiliates. Sunbeam has recently announced certain matters that could negatively affect its ability to continue to make loans or make capital contributions to the Company. These announcements have included (i) Sunbeam's necessity to obtain waivers of non-compliance on certain debt covenants, which waivers have been obtained through April 10, 1999, (ii) certain shareholder lawsuits, (iii) an investigation by the Securities and Exchange Commission, and (iv) Sunbeam's restatement of

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

certain historical financial statements. No assurance can be given that Sunbeam will be able or willing to continue to make capital contributions or loans to the Company should they be needed.

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

YEAR 2000

     The Company is continuing the process of assessing the impact of the Year 2000 on its operations, including the impact of the effects of noncompliance by its vendors, service providers, customers and financial institutions. Additionally, the Company is assessing the impact of noncompliance of embedded microprocessors in its products as well as equipment, such as security and telephone systems and controls for lighting, heating/ventilation, and facility access. The Company is being assisted in its review and remediation work by Sunbeam's Year 2000 Program Management Office.

     The Company relies on its information technology functions to perform many tasks that are critical to its operations. Systems and applications that have been identified by the Company to date as not currently Year 2000 compliant that are critical to the Company's operations include certain of its financial packages, which process order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions. The Company is completing testing of Year 2000 compliant software for these functions, which testing is expected to be completed by the first quarter of 1999. In addition, the Company is currently testing to confirm its belief that the Company's warehouse management application is Year 2000 compliant. The Company has identified one location with significant Year 2000 issues; failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the Company's operations. Management of the Company believes that, although there are significant systems that are being or will be modified or replaced, its information systems environment will be made Year 2000 compliant prior to January 1, 2000.

     As of September 30, 1998, the Company had expended $0.7 million related to remediation of Year 2000 issues which was recorded as SG&A expenses. The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues is $10.0 million. This estimate includes the costs of software and hardware modifications and replacements and fees to third party consultants but excludes internal resources which are not separately tracked by the Company with respect to the allocation of time to the Year 2000 issues. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. There can be no assurance that these preliminary estimates will not change as the Company completes its assessment of the Year 2000 impact.

     The Company is in the process of contacting its vendors and suppliers of products and services to determine their Year 2000 readiness and plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt and cash disbursement transactions and its payroll. The Company plans to complete this review during the fourth quarter of 1998. The failure of certain of these third party suppliers to become Year 2000 compliant could have a material adverse impact on the Company.

     After completing the assessment of the Year 2000 on its operations, the Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance by the Company's systems or those of third parties. The Company expects that such contingency plan will

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

address alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. Subject to the nature of the systems and applications which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has been preparing for the introduction of the Euro and is currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. Based on the work to date, the Company believes the Euro conversion will not have a material impact on its consolidated financial statements.

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q may constitute "forward looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate", "project", "intend", "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those contained in the forward-looking statements with respect to the Company include, but are not limited to risks associated with
(i) unanticipated costs or delays in developing new products, (ii) a decrease in the public's interest in camping and related activities, (iii) economic uncertainty in Japan, Korea, and other Asian countries, (iv) weather conditions which can have an unfavorable impact upon sales of Coleman's products, (v) significant adverse market or economic conditions which negatively affect demand for the Company's products, (vi) disruptions or delays resulting from the transactions contemplated by the Merger Agreements,
(vii) changes in Sunbeam's ability to provide financing to the Company,
(viii) changes in operating philosophy following the Sunbeam Acquisition, and
(ix) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, certain of Sunbeam's present and former officers and directors and, as a nominal party, Sunbeam. An additional class action was filed on August 10, 1998 against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed Coleman Merger is no longer fair to Coleman shareholders as a result of the recent decline in the market value of Sunbeam stock. On or about October 21, 1998, the parties signed a memorandum of understanding to settle these class actions, subject to Court approval. Under the terms of the proposed settlement, Sunbeam will issue to the Coleman public shareholders five-year warrants to purchase up to
4.98 million shares of Sunbeam common stock at $7.00 per share. These warrants will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the court will approve the settlement as proposed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          Exhibit No.         Description
          -----------         -----------

               27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

   (b)    Report on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE COLEMAN COMPANY, INC.



Date:     November 10, 1998             By: /s/ Gwen C. Wisler
      -----------------------------         ------------------------
                                             Gwen C. Wisler
                                             Chief Financial Officer