Form 10-K405
period 1998-12-31
COLEMAN CO INC
filed 1999-04-15
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1998

                                      or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

      The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the closing sale price of the common stock on April 9, 1999 was approximately $84,524,784.

      As of April 9, 1999, there were 55,827,490 shares of the registrant's common stock outstanding, of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Sunbeam Corporation.





                     Exhibit Index at pages 41 through 48.

                                      THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                             1998 FORM 10-K ANNUAL REPORT


                                                  TABLE OF CONTENTS

                                                        PART I                                           Page
                                                                                                         ----
Item 1.          Business............................................................................      3
Item 2.          Properties..........................................................................      9
Item 3.          Legal Proceedings...................................................................     10
Item 4.          Submission of Matters to a Vote of Security Holders.................................     12

                                                       PART II

Item 5.          Market for Registrant's Common Equity and Related Stock Matters.....................     13
Item 6.          Selected Financial Data.............................................................     14
Item 7.          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.........................................................     15
Item 8.          Financial Statements and Supplementary Data.........................................     27
Item 9.          Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosures..........................................     28

                                                       PART III

Item 10.         Directors and Executive officers of the Registrant..................................     28
Item 11.         Executive Compensation..............................................................     31
Item 12.         Security Ownership of Certain Beneficial Owners and Management......................     37
Item 13.         Certain Relationships and Related Transactions......................................     38

                                                       PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Report on Form 8-K.....................     41
                 Signatures..........................................................................     49


                               PART I

ITEM 1.  BUSINESS

GENERAL

         The Coleman Company, Inc. ("Coleman" or the "Company") is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. The Company's products have been sold under the Coleman brand name since the 1920s. The Company believes its strong market position is attributable primarily to its well-recognized trademarks, particularly the Coleman brand name, broad product line, product quality and innovation, and marketing, distribution and manufacturing expertise.

         Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of Laser Acquisition Corp. ("Laser"), an indirect wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 79% of the outstanding Coleman common stock as of December 31, 1998.

         On February 27, 1998, CLN Holdings Inc. ("CLN Holdings"), the then parent company of Coleman Worldwide, and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F"), in connection with the Holdings Merger (the "Parent Holdings Settlement Agreement"). The Parent Holdings Settlement Agreement, subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam and its subsidiaries to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a five-year warrant (the "Parent Holdings Warrant") to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority shareholders of Coleman five-year warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

         The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam. As a result of the Sunbeam Acquisition, all previous arrangements with Parent Holdings and its affiliates for the provision of services to Coleman were terminated. See also "Certain Relationships and Related Transactions--Services Provided by M&F".

         The Company has made several acquisitions in recent years designed to expand its product lines. In 1996, the Company acquired the French company Application des Gaz ("Camping Gaz") which is a leader in the European camping equipment market and also acquired the assets of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of safety and security products including smoke alarms, thermostats and carbon monoxide detectors. In 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), the successor to the assets acquired from Seatt, to Ranco Incorporated of Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc. As part of such sale, the Company also licensed the "Coleman" name and trademark to Ranco for manufacture and sale at retail by Ranco of certain smoke alarms, carbon monoxide detectors and other similar products. In 1995, the Company acquired Sierra Corporation of Fort Smith, Inc. ("Sierra"), a manufacturer of portable outdoor and recreational folding furniture and accessories and substantially all of the assets of Active Technologies, Inc. ("ATI"), a manufacturer of technologically advanced lightweight generators and battery charging equipment. In 1994, the Company acquired substantially all of the assets of Eastpak, Inc. and all of the capital stock of M.G. Industries, Inc. (together, "Eastpak"), a leading designer, manufacturer and distributor of branded daypacks, sports bags and related products; and substantially all of the assets of Sanborn Manufacturing Company ("Sanborn"), a manufacturer of a broad line of portable and stationary air compressors.

         The Company also restructured certain operations. In 1994, the Company completed the restructuring of its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. In 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994. In 1997, the Company undertook further restructuring including (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. During 1998, the Company continued certain restructuring activities originally begun in 1997, terminated approximately 117 employees in connection with the Sunbeam Acquisition, closed certain domestic and European facilities and incurred other costs directly associated with the Sunbeam Acquisition. During 1998, the Company also sold its portable spa products business.

PRODUCTS AND OPERATIONS

         The Company has two primary classes of products, outdoor recreation and hardware. The Company's principal outdoor recreation products include a comprehensive line of lanterns and stoves, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, daypacks, adventure travel gear, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. The Company's principal hardware products include portable generators, and portable and stationary air compressors. The Company's products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects and are distributed predominantly through mass merchandisers, home centers and other retail outlets.

         The Company's operations are managed through five groups: Outdoor Recreation, Powermate, Eastpak, International and Corporate. The Company's outdoor recreation products are sold domestically through the Outdoor Recreation and Eastpak groups, and the hardware products are sold domestically through Powermate, and both classes of products are sold throughout the rest of the world through the International group. The Company's Corporate group provides general and administrative services to all operating groups and also includes the operation of the Company's retail stores and the conduct of the Company's licensing activities.

OUTDOOR RECREATION

         Coleman's principal Outdoor Recreation products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects and are distributed predominantly through mass merchandisers, home centers and other retail outlets. The Company believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. The Company's liquid fuel appliances include single and dual fuel-powered lanterns and stoves and a broad range of propane- and butane-fueled lanterns and stoves. These products are manufactured at the Company's facilities located in the United States and are marketed under the COLEMAN-Registered Trademark- and PEAK ONE-Registered Trademark- brand names. The Outdoor Recreation group revenues accounted for approximately 38% of the Company's total net revenues in 1998.

         The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes, including personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. The Company's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the COLEMAN brand name worldwide. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks and rucksacks. The Company's tents and sleeping bags are marketed under the COLEMAN and PEAK ONE brand names. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the COLEMAN and SIERRA TRAILS-Registered Trademark- brand names. These products are manufactured predominantly at the Company's facilities located in the United States. The Company designs and markets electric lighting products that are manufactured by others and sold under the COLEMAN, POWERMATE-Registered Trademark- and JOB-PRO-Registered Trademark- brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are manufactured by third-party vendors to Coleman's specifications and are marketed under the COLEMAN brand name.

POWERMATE

         The Company's principal Powermate products include portable generators and portable and stationary air compressors. The Company is a leading manufacturer and distributor of portable generators in the United States. Generators are used for home improvement projects, small businesses, emergency preparedness and outdoor recreation. These products are manufactured by the Company at its United States facilities, using engines manufactured by third parties, are marketed under the COLEMAN POWERMATE-Registered Trademark- brand name and are distributed predominantly through mass merchandisers and home center chains. The Company also produces advanced, light-weight generators incorporating proprietary technology. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the COLEMAN POWERMATE brand name and are distributed predominantly through mass merchandisers and home center chains. The Powermate group revenues accounted for approximately 20% of the Company's total net revenues in 1998.

EASTPAK

         The Company designs, manufactures and distributes book bags, backpacks and related goods under the EASTPAK-Registered Trademark- and TIMBERLAND-Registered Trademark- brand names. The Company manufactures the majority of its products in its plants located in Puerto Rico. The Eastpak group revenues accounted for approximately 4% of the Company's total net revenues in 1998.

INTERNATIONAL

         The Company's International group is managed through the following regional subdivisions: (1) Europe (manufacture, sale and distribution of CAMPINGAZ-Registered Trademark- products and sales and distribution of other Company products in Europe, Africa and the Middle East); (2) Latin America (sales and distribution through Latin America of substantially all the Company's products); (3) Japan (sales and distribution of primarily outdoor recreation products in Japan); (4) Canada (sales and distribution of substantially all the Company's products in Canada); and (5) East Asia (sales and distribution in all areas of East Asia other than Japan of substantially all the Company's products).

         The Company markets a variety of products outside the United States. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has manufacturing facilities in France, Italy, and Indonesia, and has sales administration offices and warehouse and distribution facilities in Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Holland, Hong Kong, Hungary, Indonesia, Italy, Japan, Korea, Mexico, the Philippines, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. Each office is responsible for sales and distribution of the Company's products in the territories assigned to that office. The Company's direct export operations market its products directly to international customers in certain other markets through Company sales managers, independent distributors, and commissioned sales representatives. In total, the Company sells its products in more than 100 countries. The products sold by the international group are sourced from the Company's manufacturing operations or from vendors primarily located in Asia. International group revenues accounted for approximately 33% of the Company's total net revenues in 1998.

SALES AND MARKETING

         The following table sets forth net revenues by class of products for the years ended December 31, 1998, 1997 and 1996.

                                                               1998           1997           1996
                                                           ----------     ----------     ----------
                                                                         (in millions)
                 Outdoor Recreation..................      $    779.0     $    859.7     $    859.6
                 Hardware............................           236.4          294.6          360.6
                                                           ----------     ----------     ----------
                     Total...........................      $  1,015.4     $  1,154.3     $  1,220.2
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

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

         Foreign sales represented 38%, 34% and 34% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. For 1998, approximately 82% of the Company's foreign sales were in Europe, Japan and Canada.

RETAIL AND LICENSING

         RETAIL. The Company sells many of its products through its ten retail outlet stores which are operated under the Camp Coleman-Registered Trademark- name.

         LICENSING. The Company licenses the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company. The Company's general merchandise licensing activities involve licensing the Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. Revenues from licensing activities in 1998 were $6.2 million.

SEASONALITY

         The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by unseasonable weather conditions.

RAW MATERIALS/SUPPLIERS

         The raw materials used in the manufacture of the Company's products are available from numerous suppliers in quantities sufficient to meet normal requirements. The Company's primary raw materials include aluminum, steel, plastic resin, copper, electrical components, various textiles or fabrics and corrugated cardboard for cartons. The Company also purchases a number of finished products. The Company is not dependent upon any single supplier for a material amount of such sourced products.

COMPETITION

         The markets in which the Company operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. The Company believes that no other company produces and markets the breadth of outdoor recreation products marketed by the Company.

         Each of the Company's outdoor recreation products is competitive with various products based upon the product line. Lanterns and stoves compete with, among others, products offered by Century Primus, American Camper and Dayton Hudson Corporation, while Desa & Schau and Mr. Heater are the primary competitors for heaters. The primary competitors for the Company's portable furniture are a variety of import companies. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. and The Thermos Company. The Company's sleeping bags compete with, among others, American Recreation, Slumberjack, Academy Broadway Corp. and MZH Inc., as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Wenzel, Eureka and Mountain Safety Research, as well as certain private label manufacturers. The Company's backpack products compete with, among others, American Camper, JanSport, Nike, Outdoor Products, The North Face and Kelty, as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready and Rayovac Corporation. The Company's camping accessories compete primarily with Coughlan's.

         Each of the Company's hardware product lines also competes with various products. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfeld.

         In addition, the Company competes with various other entities in international markets.

CUSTOMERS

         The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, hardware stores, home improvement centers, and drug and grocery stores, as well as independent distributors and military post exchange outlets. In 1998, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart/Sam's Club, Kmart, Price Costco, Target Stores and Home Depot. The Company's largest customer, Wal-Mart Stores, Inc. accounted for approximately 16% of sales in 1998. Currently, the Company has the majority of its U.S. customers' sales on electronic data interchange (EDI) systems.

BACKLOG

         The amount of backlog orders at any point in time is not a significant factor in the Company's business.

PATENTS AND TRADEMARKS

         The Company's operations are not significantly dependent upon any single or related group of patents. While the Company does not believe any single trademark is material to its business other than the "Coleman-Registered Trademark-", "Coleman Powermate-Registered Trademark-", "Campingaz-Registered Trademark-" and "Eastpak-Registered Trademark-" trademarks, and the "Coleman in parallelogram with lantern symbol" logo mark, it believes its trademarks taken as a whole are material to its business. The Company aggressively monitors and protects its interests in all such trademarks.

         The Company holds numerous design and utility patents covering a wide variety of products, the loss of any one of which would not have a material adverse effect on the Company's business taken as a whole.

RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are linked to the process of marketing its products. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. The Company's research and development is performed primarily by an in-house team of marketing managers, engineers, draftsmen and product testers using tools such as computer-assisted design and a variety of consumer research techniques. Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1998, 1997 and 1996 were $10.4 million, $11.9 million and $11.1 million, respectively.

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         Certain information concerning the Company's business and geographic segments is set forth in Note 18 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K Annual Report. Coleman has sales in countries where economic growth has slowed, primarily Japan and Korea. The economies of other foreign countries important to the Company's operations could also suffer instability in the future. The following are among the factors that could negatively affect Coleman's operations in foreign markets: (1) access to markets; (2) currency devaluation; (3) new tariffs; (4) changes in monetary policies; (5) inflation; and (6) governmental instability. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Exposure to Market Risk."

EMPLOYEES

         As of December 31, 1998, the Company had approximately 4,700 full-time and part-time employees of which approximately 3,300 are employed in the United States. None of the Company's United States employees are represented by unions. The Company's Canadian warehouse employees are represented by a union, as are all of the production employees in France and Italy. The Company has had no material labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.

ITEM 2.  PROPERTIES

         The Company's principal properties as of December 31, 1998 are as follows:

                                                                                             Building
                                                                                              Square     Owned/
Location                                        Principal Use                                 Footage    Leased
--------                                        -------------                              ----------   --------
UNITED STATES
Kearney, NE                 Manufacture/assembly of portable generators;
                               office and warehouse.....................................      155,000    Leased(1)
Lake City, SC               Manufacture of sleeping bags................................      168,000    Owned
Maize, KS                   Manufacture of propane cylinders                                             Owned/
                               and machined parts.......................................      232,760    Leased
New Braunfels, TX           Manufacture of insulated coolers and other plastic
                                products................................................      338,000    Owned
Pocola, OK                  Manufacture of outdoor folding furniture and warehouse......      186,000    Owned
Springfield, MN             Manufacture of air compressors..............................      166,000    Owned
Wichita, KS                 Manufacture of lanterns and stoves and insulated coolers
                               and jugs; research and development and design
                               operations; office and warehouse.........................    1,197,000    Owned
Morovis and Orocovis,       Manufacture of daypacks, sports bags, and related
   Puerto Rico                 products; office and warehouse...........................      110,000    Leased
INTERNATIONAL
Centenaro di Lonata,        Manufacture of butane lanterns, stoves, heaters and
    Italy                      grills; office and warehouse.............................       77,000    Owned
St. Genis Laval, France     Manufacture of lanterns and stoves, filling of gas
                               cylinders, and assembly of grills; office and
                               warehouse................................................    2,070,000    Owned(2)

------------

(1) The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend each for three additional ten-year periods.

(2) The warehouse portion of St. Genis Laval, France is leased for terms that expire in 2004; the remaining facility is owned.

         The Company also maintains leased sales and administrative offices in the United States, Japan, Australia, Belgium, Germany, Hong Kong, Austria, the Czech Republic, Hungary, the Netherlands, the Philippines, Portugal, Spain and the United Kingdom, among other sites. The Company leases various warehouse facilities and/or accesses public warehouse facilities as needed on a short-term lease basis. The Company also maintains gas filling plants in Indonesia, the Philippines and the United Kingdom. The Company also leases a total of 54,927 square feet for the operation of its retail outlet stores. Company management considers the Company's facilities to be suitable for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its production requirements and its operating plans.

ITEM 3.  LEGAL PROCEEDINGS

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

         The Company participates in product liability insurance programs maintained by Sunbeam and reimburses Sunbeam for its allocable share of the cost of such coverage. Such liability insurance is written on an "occurrence" basis. An "occurrence" policy generally insures the Company for any claims made arising from incidents or events which occurred while such insurance coverage is in effect. Under Sunbeam's product liability insurance coverages, the Company retains liability in the amount of $2.5 million per occurrence and $18.0 million in the aggregate for the policy year. The Company believes this type and level of coverage is adequate. For a discussion of the Company's policy on accrual of reserves for the self-insured portions of the risks covered by the insurance programs maintained by Sunbeam, see Notes 1 and 13 of the Consolidated Financial Statements of the Company, which are included elsewhere in this Form 10-K Annual Report.

ENVIRONMENTAL MATTERS

         The operations of Coleman involve the use and disposal of substances regulated under environmental protection laws. The Company has an environmental policy intended to ensure the Company operates in compliance with applicable environmental regulations. The Company does not anticipate charges to income for environmental liabilities will have a material effect on the results of operations in a particular year.

         The Company accrues environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technologies, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), information relating to the exact nature and extent of the contamination at each site and the extent of required clean up efforts, and the varying costs of alternative remediation strategies.

         The Company has recorded reserves for environmental matters which it believes are adequate based upon facts known to the Company, applicable laws and regulations, status of remediation efforts, ongoing investigations, technical evaluations, and individual circumstances related to each site.

GILBERT AND MOSLEY SITE

         As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic compounds ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1998 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

         The City of Wichita (the "City") has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination at the Gilbert and Mosley Site. Coleman has entered into an agreement with KDHE in which Coleman agreed to perform a similar study for the Coleman property and to implement remedial activities at its property. In addition, Coleman entered into an agreement with the City in which Coleman agreed to fund its proportionate share of the City's study and remediation of the Gilbert and Mosley Site.

         In December 1996, the City completed a preliminary study of the proportionate share of remediation costs which the City alleges should be the responsibility of Coleman. The preliminary study proposed an allocation to Coleman of $7.9 million of site response costs. Coleman disagrees with both the City's methodology and assumptions as well as with the conclusion of the City's preliminary study. Since completion of the preliminary study, additional site investigation work has been performed by the City in an attempt to design appropriate remedies. The City has submitted its final remediation proposals to the KDHE in March 1999.

MAIZE SITE

         Coleman has undertaken a soil and groundwater investigation at its facility in Maize, Kansas (the "Maize Site"). Results indicate limited VOCs contamination is present in the groundwater under and to the southeast of the facility. The data has been reported to the KDHE, and Coleman has entered into an agreement with KDHE to implement appropriate remedial actions. The remediation system has been installed, and Coleman is in the process of remediating the contaminated groundwater.

NORTHEAST SITE

         In 1990, Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated contamination was migrating onto the Coleman property from upgradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed.

         During 1998, KDHE approved the remedial investigation report prepared by Coleman and requested Coleman to prepare and submit a remedial system design to address off-site contamination. Coleman is in the process of developing the feasibility study which will propose several potential alternatives for remediating the on-site soil and groundwater contamination sources and the off-site groundwater contamination resulting from the on-site sources. In addition, Coleman has revised its estimate for remediation of on-site soil contamination and off-site groundwater contamination based upon the results of preliminary ongoing investigations and monitoring procedures.

         The Northeast Site is located in an area of Wichita which the KDHE has designated as the North Industrial Corridor Site ("NIC Site"). The City has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination at the NIC Site. In June 1996, Coleman entered into an agreement with the City in which Coleman agreed to fund its proportionate share, if any, of the cost to remediate the NIC Site. The City has not completed its remedial investigation on the NIC Site. In April 1999, Coleman, along with several other parties, received a demand from the EPA to pay the EPA's past investigative and oversight cost for a former EPA site which is now part of the NIC Site. Coleman believes that it has both equitable and legal defenses to the EPA's demand for payment of these costs and Coleman intends to defend itself vigorously with respect to the EPA's demand.

LAKE CITY SITE

         In 1992, Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances, the contamination appeared to relate to activities of a previous occupant of the Lake City Site. The results of the investigation were reported to the appropriate South Carolina environmental agency and the prior owner agreed to take over further site investigations and remediation actions and reimbursed Coleman for a significant part of Coleman's past costs related to site investigation.

         The Company has not been named as a PRP by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

J.C. PENNCO SITE

         Coleman has been identified as a PRP for the presence of hazardous substances at the J.C. Pennco Site in San Antonio, Texas. In January 1999, Coleman agreed to settle its alleged liability with the EPA, and in March 1999, Coleman agreed to settle its alleged liability with the Texas Natural Resource Conservation Commission.

LITIGATION

         Beginning on June 25, 1998, several class action lawsuits were filed in the Court of Chancery of the State of Delaware by minority stockholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors. These actions were consolidated into a single class action lawsuit. The actions allege, among other things, that the consideration payable to the public stockholders of Coleman in the proposed Coleman Merger is no longer fair to such stockholders as a result of the decline in the market price of Sunbeam common stock. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, the consolidated class action lawsuit. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority stockholders of Coleman five-year warrants to purchase 4.98 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

OTHER MATTERS

         The Company and its subsidiaries are also involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CLN" and has unlisted trading privileges on the Midwest Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices of the Company's common stock as reported on the New York Stock Exchange Composite Transaction Tape.


             1998                                          High          Low
             ----                                          ----          ---
             First Quarter...........................  $  35 9/16    $  12 1/16
             Second Quarter..........................     31 3/4        10 13/16
             Third Quarter...........................     12             8 15/16
             Fourth Quarter..........................     10 3/16        7 7/16

             1997
             ----
             First Quarter...........................  $  16 1/8     $  11 1/2
             Second Quarter..........................     19 1/8        12 7/8
             Third Quarter...........................     18            15 3/16
             Fourth Quarter..........................     16 13/16      12 3/8

         As of the close of business on April 9, 1999, there were approximately 575 holders of record of the Company's common stock.

         By letter dated April 6, 1999, Coleman was advised by the NYSE that Coleman did not meet the continuing listing standards of the NYSE because Coleman did not have tangible net assets of at least $12.0 million and average annual net income of at least $0.6 million for fiscal years 1995, 1996 and 1997. Coleman intends to meet with NYSE officials to discuss presenting a submission that would support the continued listing of the Company's common stock on the NYSE.

         The Company has not declared a cash dividend on its common stock and does not anticipate any dividends will be declared on its common stock in the foreseeable future.

         The Company did not sell any unregistered securities during 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the years presented in the table below has been derived from the Consolidated Financial Statements and includes financial data related to businesses acquired from their respective dates of acquisition. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------
                                                  1998           1997          1996          1995          1994
                                           -------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
Net revenues.............................   $ 1,015,373     $ 1,154,294   $ 1,220,216    $  933,574    $ 751,580
Cost of sales (a)........................       750,486         840,331       928,497       649,427      535,710
                                            -----------     -----------   -----------    ----------    ---------
Gross profit.............................       264,887         313,963       291,719       284,147      215,870
Selling, general and
  administrative expenses (a)............       270,772         266,283       291,669       174,688      128,466
Asset impairment charge (b)..............           --              --            --         12,289          --
Restructuring expense (c)................           --              --            --             --       18,456
Interest expense, net....................        33,213          40,852        38,727        24,545       13,374
Amortization of goodwill and
  deferred charges.......................        19,584          11,338        10,473         7,745        6,209
Gain on sales of businesses..............       (32,411)            --            --            --           --
Other expense, net.......................           170           1,867         1,151           334        1,138
                                            -----------     -----------   -----------    ----------    ---------
(Loss) earnings before income taxes,
  minority interest and
  extraordinary item ....................       (26,441)         (6,377)      (50,301)       64,546       48,227
Income tax expense (benefit) (a).........        13,846          (5,227)      (10,927)       24,479       14,747
Minority interest........................           276           1,386         1,872           --           --
                                            -----------     -----------   -----------    ----------    ---------
(Loss) earnings before
  extraordinary item ....................       (40,563)         (2,536)      (41,246)       40,067       33,480
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes...........................       (17,538)           --            (647)         (787)        (677)
                                            -----------     -----------   -----------    ----------    ---------
Net (loss) earnings......................   $   (58,101)    $    (2,536)  $   (41,893)   $   39,280    $  32,803
                                            -----------     -----------   -----------    ----------    ---------
                                            -----------     -----------   -----------    ----------    ---------
Basic (loss) earnings
  per common share ......................   $     (1.05)    $     (0.05)  $     (0.79)   $     0.74    $    0.61
                                            -----------     -----------   -----------    ----------    ---------
                                            -----------     -----------   -----------    ----------    ---------
Weighted average common
  shares outstanding.....................        55,309          53,344        53,197        53,226       53,436
                                            -----------     -----------   -----------    ----------    ---------
                                            -----------     -----------   -----------    ----------    ---------

                                                                          DECEMBER 31,
                                                                          -------------
                                                 1998           1997           1996          1995         1994
                                           ------------    ------------   -------------  -----------  ------------
BALANCE SHEET DATA:
Total assets............................    $   933,257     $ 1,041,764   $ 1,160,086    $  844,487    $ 712,265
Long-term debt
  (including current portions)..........        365,535         477,799       583,613       355,257      291,175
Total stockholders' equity..............        238,615         240,469       252,945       292,342      253,363


-------------------
(a) The Company recorded restructuring and other charges totaling $27,932, $22,501 and $52,516, net of tax for the years ended December 31, 1998, 1997 and 1996, respectively. Cost of sales include pre-tax charges of $1,062, $19,673 and $44,005; selling, general and administrative expenses include pre-tax charges of $30,245, $16,746 and $30,195; and the provision for income tax benefit includes $3,375, $13,918 and $21,684 of net tax benefits in the years ended December 31, 1998, 1997 and 1996, each respectively, resulting from these charges.
(b) The asset impairment charge is related to the Company's Brazilian operations which had not performed to the Company's expectations since the acquisition of this operation in 1994 and reflects the charge taken in connection with the adoption of FAS 121.
(c) Restructuring expense reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K.

ACQUISITION OF THE COMPANY

         On February 27, 1998, CLN Holdings, the then parent of Coleman Worldwide, and Parent Holdings, the then parent company of CLN Holdings, entered into the Holdings Merger Agreement with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam. In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide. On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of M&F, in connection with the Holdings Merger. The Parent Holdings Settlement Agreement, subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam and its subsidiaries to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a five-year warrant to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and CAC entered into the Coleman Merger Agreement providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement, and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Sunbeam and Coleman entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority shareholders of Coleman five-year warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

         The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of the Registration Statement under the Securities Act, and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam.

RESULTS OF OPERATIONS

RESTRUCTURING AND OTHER CHARGES

         During 1996, 1997 and 1998, the Company recorded restructuring charges totaling $66.2 million, $32.8 million and $17.6 million, respectively. The charges generally relate to integration of operations following business acquisitions (including costs associated with consolidation of operations and severance), elimination of product lines, consolidation and/or rationalization of facilities, severance and employee termination costs and additional costs related to these activities. There were no significant operations generated from facilities or assets included in a restructuring charge since the date of the charge.

         In addition to the restructuring charges, the Company recorded other charges during 1996, 1997 and 1998 totaling $8.0 million, $3.6 million and $13.7 million, respectively. These charges primarily relate to asset write-offs and integration expense, but do not meet the criteria to qualify as restructuring charges. These charges are combined with the restructuring charges in the following table (dollars in millions).


                                                                                           Idle
                                     Impairment of      Inventory                       Facilities
                                         Fixed       and Other Asset    Termination     and Other
                                        Assets         Impairments         Costs        Exit Costs       Total
                                        -------        -----------        -------       ----------      -------
1996 Charges...................         $  10.0          $  38.3          $   2.0       $    23.9        $  74.2
Activity.......................            (1.8)           (25.9)            (1.6)          (12.4)         (41.7)
                                        -------          -------          -------         -------        -------
Balance at 12/31/96............             8.2             12.4              0.4            11.5           32.5
1997 Charges...................             6.4             11.0             12.1             6.9           36.4
Activity.......................            (6.5)           (15.0)            (9.7)           (9.7)         (40.9)
                                        -------          -------          -------         -------        -------
Balance at 12/31/97............             8.1              8.4              2.8             8.7           28.0
1998 Charges...................             1.3              4.0             15.7            10.3           31.3
Activity.......................            (1.3)           (10.6)            (9.8)          (15.7)         (37.4)
                                        -------          -------          -------         -------        -------
Balance at 12/31/98............         $   8.1          $   1.8          $   8.7         $   3.3        $  21.9
                                        -------          -------          -------         -------        -------
                                        -------          -------          -------         -------        -------

         During 1996, the Company recorded restructuring charges of $66.2 million and other charges of $8.0 million. The Company reflected $44.0 million of the charges in cost of sales and $30.2 million in selling, general and administrative ("SG&A") expenses. The components of the charges are as follows.

         INTEGRATION OF CAMPING GAZ AND COLEMAN - Restructuring charges totaling $29.1 million were recorded to integrate the Camping Gaz operations. Actions related to the integration included consolidating facilities, eliminating duplicate product lines including related inventory and equipment, and termination of employees. The charges for these actions are included in the table above as follows: Impairment of Fixed Assets, $9.0 million; Inventory and Other Asset Impairments, $6.5 million; Termination Costs, $1.8 million; and Idle Facilities and Other Exit Costs, $11.8 million. The severance and termination costs related to approximately 200 employees, all of whom had left the Company by December 31, 1996. The severance and termination costs and other exit costs were cash charges, while the fixed asset and inventory and other asset impairments resulted in non-cash charges. The integration actions were substantially complete by December 31, 1998, with the disposal of an idle warehouse being the only significant remaining action to be completed. The only significant adjustment recorded to the original charge was to increase the allowance for the idle warehouse by $1.7 million to $7.9 million. The warehouse remains unsold at December 31, 1998.

         EXIT LOW END ELECTRIC PRESSURE WASHER BUSINESS - The Company recorded restructuring charges totaling $19.0 million to exit the Company's low end electric pressure washer business. The exit costs included $13.2 million for disposing of inventory and other assets, and $5.8 for other exit costs. The inventory disposal was substantially complete by December 31, 1997, and resulted in non-cash charges. The other exit costs were substantially paid by December 31, 1997, and principally resulted in cash charges. No significant adjustments were made to the original charge in subsequent periods.

         EXIT A PORTION OF BATTERY POWERED LIGHT BUSINESS - Restructuring charges totaling $18.1 million were recorded to exit a portion of the Company's battery powered light business during the year as part of a settlement with another battery powered light manufacturer. The charges included $12.6 million for inventory and other asset impairments and $5.5 million for other exit costs. Other exit costs include $4.0 million cash charges to settle litigation with the other battery powered light manufacturer. The inventory was destroyed and the exit costs were fully paid by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         OTHER CHARGES - The Company recorded other charges totaling $8.0 million which principally consist of costs to exit portions of certain products and recognition of quality issues related to these and other products. The costs do not qualify as restructuring charges, but are included in the table above since the amounts involved are larger than similar charges in prior years. These costs are included in the table above as follows: Impairment of Fixed Assets, $1.0 million; Inventory and Other Asset Impairments, $6.0 million; Termination Costs, $0.2 million; and Idle Facilities and Other Exit Costs, $0.8 million.

         During 1997, the Company recorded restructuring charges of $32.8 million and other charges of $3.6 million. The Company reflected $19.7 million of the charges in cost of sales and $16.7 million in SG&A expenses. Significant components of the charges are as follows.

         EXIT LOW-MARGIN PRODUCT LINES - The Company recorded restructuring charges of $15.7 million to eliminate several low-margin product lines including the remaining pressure washer business and numerous stock keeping units in the outdoor products business. The majority of these charges relate to inventory disposals and related actions and are included in the table above as follows: Impairment of Fixed Assets, $2.1 million; Inventory and Other Asset Impairments, $10.3 million; Termination Costs, $1.5 million; and Idle Facilities and Other Exit Costs, $1.8 million. The termination costs and other exit costs were generally cash charges, while the charges for the inventory and other assets were generally non-cash charges. The actions to exit the low-margin product lines were substantially complete by December 31, 1998. The termination costs related to approximately 25 employees, all of whom had left the Company by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES - The Company recorded restructuring and other charges totaling $14.9 million to close and relocate certain administrative and sales offices during the year. The locations included corporate, domestic and international facilities and the majority of the charges related to employee termination benefits. The charges are included in the table above as follows: Impairment of Fixed Assets, $1.6 million; Termination Costs, $9.4 million; and Idle Facilities and Other Exit Costs, $3.9 million. This plan was fully implemented in 1997, and substantially all of the termination and other exit costs were cash charges. The termination costs related to approximately 85 employees, all of whom left the Company by December 31, 1997. The fixed asset impairments resulted in non-cash charges. An additional charge of approximately $5.3 million was included in the 1998 restructuring charges to add to the employee termination benefits due to the outcome of related arbitration. The remaining amount of unpaid termination costs at December 31, 1998 of $4.3 million is expected to be paid by December 31, 2000.

         CLOSE SEVERAL MANUFACTURING FACILITIES - Restructuring charges totaling $5.8 million were recorded to close two domestic and one international manufacturing facility in 1997 in order to further consolidate operations and reduce costs. Costs associated with the closures are included in the table above as follows: Impairment of Fixed Assets, $2.7 million; Inventory and Other Asset Impairments, $0.7 million; Termination Costs $1.2 million; and Idle Facilities and Other Exit Costs, $1.2 million. The actions associated with the facilities closure were substantially complete as of December 31, 1997, and consisted of cash charges for termination costs and other exit costs and primarily non-cash charges for asset impairments. The termination costs related to approximately 415 employees, all of whom left the Company by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         During 1998, the Company recorded $17.6 million of restructuring charges and other charges of $13.7 million. The Company reflected $1.1 million of the charges in cost of sales and $30.2 million in SG&A expenses. Significant components of the charges are as follows.

         CLOSE FACILITIES - The Company recorded restructuring charges of $3.5 million to further consolidate operations and improve efficiency. The related actions included closing several operations in Europe and one domestic manufacturing facility during the year. The charges associated with the closures are included in the table above as follows: Inventory and Other Asset Impairments, $0.1 million; Termination Costs, $2.6 million; and Idle Facilities and Other Exit Costs, $0.8 million. The termination costs included severance benefits for approximately 150 employees, which had been fully paid to the former domestic employees by December 31, 1998, and will be fully paid to the European employees by December 31, 2000. The asset impairment charges are principally non-cash charges and the related actions were generally completed by December 31, 1998. The other exit costs are primarily non-cash charges and have generally been paid by December 31, 1998. No additional charges are anticipated in future periods from the foregoing actions.

         EMPLOYEE TERMINATION AND SEVERANCE - The Company recorded restructuring and other charges totaling $7.9 million following the Sunbeam acquisition for the termination of 117 employees. The charges, all included in Termination Costs in the above table, are cash charges which will be fully paid by December 31, 2000. No additional charges are anticipated in future periods related to this issue.

         REVISE PRIOR YEAR ESTIMATES - The Company recorded restructuring and other charges totaling $6.2 million as adjustments to charges previously recorded in 1996 and 1997, due to changes in facts and circumstances related to the prior years' restructuring issues, including a change in the carrying value of the idle warehouse identified as part of the integration of Camping Gaz and Coleman and a change in the termination benefits related to the closure and relocation of certain administrative and sales offices described above. The charges are included in the table above as follows: Impairment of Fixed Assets, $1.1 million; Inventory and Other Asset Impairments, ($0.4) million; Termination Costs, $5.2 million; and Idle Facilities and Other Exit Costs, $0.3 million. As indicated above, the idle warehouse remains held for sale at December 31, 1998, and the additional termination costs are expected be paid by December 31, 2000.

         ACQUISITION OF COLEMAN BY SUNBEAM - The Company recorded other charges totaling $13.7 million resulting from expenses associated with the acquisition of the Company by Sunbeam including advisory fees, abandoning a company-wide enterprise resource computer software system, and terminating a licensing services agreement with an affiliate of Parent Holdings. These charges do not qualify as restructuring charges, but are included in the table above because of the unusual nature of the costs. These charges are included in the table above as follows: Impairment of Fixed Assets, $0.2 million; Inventory and Other Asset Impairments, $4.3 million; and Idle Facilities and Other Exit Costs, $9.2 million. No additional charges are anticipated in future periods related to this issue.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

         Net revenues of $1,015.4 million in the year ended December 31, 1998 were $138.9 million or 12.0% less than in the year ended December 31, 1997 with outdoor recreation products revenues decreasing $80.7 million or 9.4%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the 1997 stock keeping unit ("SKU") reduction program, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $58.2 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of CSS revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues would show an increase of $33.3 million, or 17.8%, over comparable 1997 revenues reflecting an increase in generator revenues as a result of increased storm activity in 1998 which were partially offset by a decline in compressor revenues. Geographically, United States revenues decreased $130.4 million, or 17.1%, and foreign revenues decreased $8.5 million, or 2.1%. The United States revenues decrease reflects the loss of the CSS and pressure washer revenues discussed above. Excluding these revenues, United States revenues would show a decrease of $38.9 million or 6.0%

         Gross profit, excluding the impact of restructuring and other charges of $1.1 million in 1998 and $19.7 million in 1997, which are more fully described above (see "Restructuring and Other Charges"), decreased as a percent of sales by 2.7 percentage points to 26.2% in 1998 from 28.9% in 1997. This adjusted gross profit for 1998 reflects the impact of $4.5 million of charges (in addition to those described above under "Restructuring and Other Charges") related to writedowns of returned goods inventory and certain fixed assets related to discontinued SKUs and also a $7.6 million charge resulting from an increase in the Company's reserves for estimated costs of environmental remediation efforts resulting from ongoing investigations, feasibility studies, technical evaluations, and monitoring procedures. Gross profit in 1998 was also negatively impacted by the effects of product mix including the loss of the CSS business and lower sales of backpacks and related products which tend to have higher gross profit percentages than the Company's average and higher sales of hardware products which tend to have lower gross profit percentages than the Company's average.

         SG&A expenses, excluding the impact of restructuring and other charges of $30.2 million in 1998 and $16.7 million in 1997, which are more fully described above, were $240.5 million in 1998 compared to $249.5 million in 1997, a decrease of $9.0 million which is primarily due to the reduction in expenses as a result of the sale of CSS in March 1998 offset by increases in litigation expenses resulting from additional litigation, and costs incurred to remediate Year 2000 issues.

         On March 24, 1998, the Company sold CSS to Ranco for approximately $95.8 million, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $25.1 million. On October 13, 1998, the Company sold its portable spa products business ("Spas") to MAAX Holdings, Inc. for approximately $17.0 million, net of fees and expenses. In connection with the sale of Spas, the Company recorded a pre-tax gain of $7.3 million.

         Interest expense was $33.2 million in 1998 compared with $40.9 million in 1997, a decrease of $7.7 million. The decrease in interest expense reflects the favorable effects of lower borrowings as the proceeds from the sales of CSS and Spas were primarily used to reduce outstanding debt and from improvements in managing working capital.

         Amortization of goodwill and deferred charges increased $8.2 million, or 72.7%, primarily as a result of a writeoff of $8.8 million in goodwill (in addition to the charges described above under "Restructuring and Other Charges") associated with a review of the Company's European operations and changes in certain operating strategies following the Sunbeam Acquisition.

         The Company recorded a provision for income tax expense of $13.8 million in 1998 compared to a provision for income tax benefit of $5.2 million in 1997. Excluding the tax benefits associated with the restructuring and other charges of $3.3 million in 1998 and $13.9 million in 1997, the provision for income tax expense in 1998 was negatively impacted by nondeductible merger costs and deconsolidation charges whereas the provision for income tax benefit in 1997 was favorably impacted by foreign operations and tax rate changes.

         Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

         In March 1998, in connection with the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement, primarily with funds borrowed from Sunbeam, and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2.0 million which represents a write-off of the related unamortized financing costs associated with the credit agreement. In April 1998, as a result of the Sunbeam Acquisition, the Company repaid the $360.0 million outstanding indebtedness under the Company's various senior notes, primarily with funds borrowed from Sunbeam. The $23.4 million of redemption costs in excess of carrying value along with the write-off of related unamortized financing costs of $2.7 million and unamortized deferred interest rate swap losses of $0.9 million are reflected as extraordinary loss on early extinguishment of debt. The total $29.0 million of charges were reduced by $11.5 million of tax benefits for a net after-tax charge of $17.5 million or $0.32 per share.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

         Net revenues of $1,154.3 million in 1997 were $65.9 million or 5.4% less than in 1996 with outdoor recreation products unchanged at $859.7 million and hardware products decreasing $66.0 million or 18.3%. The outdoor recreation products revenues were adversely affected by (i) a restructuring program which eliminated certain low margin SKUs, (ii) lower sales in Japan and Korea due to weak market conditions, and (iii) a program to reduce wholesaler inventories in Japan; however, growth in the core products outside of Japan and Korea offset these declines. Hardware products revenues decreased due to the Company's decision to exit the pressure washer business and lower generator sales resulting from fewer storms on the East Coast of the United States in the second half of 1997. Geographically, United States revenues decreased $44.2 million, or 5.5%, due to lower hardware product sales while foreign revenues decreased $21.7 million, or 5.2%, primarily related to lower sales in Japan and Korea. Results in the 1996 period include the Camping Gaz operations from the date of acquisition.

         The gross profit percentage of 28.9%, excluding the impact of restructuring and other charges which are more fully described above (see "Restructuring and Other Charges"), increased from 27.5% in 1996. The improvement was driven by increased demand for higher margin products and the elimination of certain low margin SKUs.

         SG&A expenses, excluding the impact of restructuring and other charges which are more fully described above, were $249.5 million in 1997 compared to $261.5 million in 1996, a decrease of 4.5%. The inclusion of a full twelve months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses; however, these increases were more than offset by benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $27.6 million and $91.2 million of cash during the years ended December 31, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1998 as compared to 1997 is primarily attributable to the increase in the Company's net loss in 1998 as compared to 1997. The Company's capital expenditures were $23.7 million and $27.0 million during the years ended December 31, 1998 and 1997, respectively. For 1999, the Company expects capital expenditures to be within the range of $25.0 million to $30.0 million.

         During 1998, the $49.7 million of proceeds from stock option exercises along with $365.1 million of borrowings from Sunbeam and the proceeds from the sales of CSS and Spas and sales of fixed assets of $117.8 million of cash were used to, among other things, (i) repay $116.0 million outstanding indebtedness under the Company's credit agreement, (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

         The Company's uses of cash for 1999 are expected to be primarily for working capital and capital expenditure requirements. The Company's ability to meet its current cash operating requirements, including projected capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and advances or loans to the Company from Sunbeam or its affiliates. Sunbeam has informed the Company that it has the positive intent and ability to fund the Company's cash requirements through April 10, 2000. Amounts loaned by Sunbeam are represented by a promissory note (the "Intercompany Note") which totaled $365.1 million at December 31, 1998 and, until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998, the Intercompany Note bore interest at a floating rate equal to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility which during the year ended December 31, 1998 was 7.1%. Coleman is a borrower under Sunbeam's credit facility (the "Sunbeam Credit Facility") for purposes of letters of credit borrowings.

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into an amended and restated Intercompany Note (the "Amended Intercompany Note"), intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the six month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the six month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note.

         The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing March 31, 2005. In addition, pursuant to the Sunbeam Credit Facility, Sunbeam has borrowed approximately $1,262.5 million in two tranches of term loans with scheduled repayments through maturity on March 31, 2005. As a result of Sunbeam's operating losses during 1998, Sunbeam was not in compliance with the financial covenants contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and waived compliance with certain other financial covenants through April 10, 2000. At the end of November 1998, approximately $277.0 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam. In addition, at the same time, Sunbeam's cash balance available for debt repayment was approximately $22.0 million.

         Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of certain of Sunbeam's subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material subsidiaries (other than as described below, Coleman and its subsidiaries), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Corporation (Canada) Limited ("Sunbeam Canada") common stock (see "Certain Relationships and Related Transactions--Business Acquisitions") owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by certain of Sunbeam's wholly owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for its letter of credit borrowings under the Sunbeam Credit Facility.

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

         The Company also maintains short-term bank lines of credit aggregating approximately $76.4 million of which approximately $45.8 million was outstanding at December 31, 1998. The weighted average interest rate for amounts borrowed under these short-term lines was approximately 2.8% at December 31, 1998. The Company also utilizes letters of credit which aggregated approximately $40.6 million at December 31, 1998.

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

         Coleman uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. Coleman does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures. See also Note 11 to the Consolidated Financial Statements, which are included elsewhere in this Form 10-K Annual Report.

         The Company's international operations are located primarily in Europe, Japan and Canada, which are not considered to be highly inflationary environments. With respect to foreign currency exposures, the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. Coleman is most vulnerable to changes in United States dollar/Japanese yen (JPY), United States dollar/Canadian dollar, United States dollar/German Deutschemark (DM), and United States dollar/British Pound (GBP) exchange rates.

         The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company maintains a portion of its debt as fixed rate in nature by entering into interest rate swap transactions.

         Coleman manages credit risk related to its derivative instruments through credit approvals, exposure limits, threshold amounts and other monitoring procedures.

QUANTITATIVE INFORMATION

         Set forth below are tabular presentations of certain information related to Coleman's investments in market risk sensitive instruments. All of the instruments set forth in the following tables have been entered into by Coleman for purposes other than trading.

         INTEREST RATE SENSITIVITY. The table below provides information about Coleman's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

         For debt obligations, the table presents principal cash flows by expected maturity date and related December 31, 1998 weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates for the contracts at December 31, 1998. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                             EXPECTED MATURITY DATE
                                  BALANCE   -----------------------------------------------------------
                                    AT                                                    THERE-            FAIR
                                 12/31/98    1999    2000     2001      2002      2003    AFTER   TOTAL     VALUE
                                 --------   ------   -----    -----     ----      ----   ------- ------     -----
                                                                (US$ EQUIVALENT IN MILLIONS)
LONG-TERM DEBT
   Fixed Rate.................  $   0.5     $  0.1   $ 0.2    $ 0.1    $ 0.1     $ --    $   --   $   0.5   $ 0.5
   Average Interest Rate......      2.91%
INTEREST RATE DERIVATIVES
   Interest Rate Swaps:
     Variable to Fixed (US$)..  $  25.0     $  --    $  --    $ --     $ --      $25.0   $   --   $  25.0   $(0.9)
     Average Pay Rate.........      6.12%
     Average Receive Rate.....      5.08%

         EXCHANGE RATE SENSITIVITY. The table below provides information about Coleman's foreign currency derivative financial instruments and other financial instruments, including forward exchange agreements, by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency variable rate credit lines, foreign currency forward exchange agreements and foreign currency purchased put option contracts. For debt obligations, the table represents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements and foreign currency put option contracts, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                                                                                        BALANCE
                                                                                           AT            FAIR
                                                                                      12/31/98 (1)       VALUE
                                                                                     -------------     ----------
                                                                                     (US$ EQUIVALENT IN MILLIONS)
FOREIGN CURRENCY SHORT-TERM DEBT
   Variable Rate Credit Lines (Europe, Japan and Asia)...........................     $    45.8         $ 45.8
   Weighted Average Interest Rate................................................           2.8%
FORWARD EXCHANGE AGREEMENTS
   (Receive US$/Pay DM)
     Contract Amount.............................................................     $    12.0          $12.2
     Average Contractual Exchange Rate...........................................          1.62
   (Receive US$/Pay JPY)
     Contract Amount.............................................................     $    15.1          $14.5
     Average Contractual Exchange Rate...........................................        116.11
   (Receive US$/Pay GBP)
     Contract Amount.............................................................     $     4.0           $4.1
     Average Contractual Exchange Rate...........................................           .60
PURCHASED PUT OPTION AGREEMENTS
   (Receive US$/Pay DM)
     Contract Amount.............................................................     $    18.4           $0.1
     Average Strike Price........................................................          1.80
   (Receive US$/Pay JPY)
     Contract Amount.............................................................     $    12.4           $0.2
     Average Strike Price........................................................         125.0
   (Receive US$/Pay GBP)
     Contract Amount.............................................................     $     1.5           $0.0
     Average Strike Price........................................................           .62


-----------
(1) None of the instruments listed in the table have maturity dates beyond 1999.

SEASONALITY

         The Company's sales generally are the strongest in the second quarter of the year and weakest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by unseasonable weather conditions. For the years ended December 31, 1998, 1997 and 1996, second quarter sales comprised approximately 32%, 33% and 37% of annual sales, respectively.

YEAR 2000 READINESS DISCLOSURE

         The Company is continuing the process of assessing the impact of the Year 2000 on its operations. The Company is being assisted in its review and remediation work by Sunbeam's Year 2000 Program Management Office and consulting firms employed by Sunbeam. The Company has completed an inventory of its hardware and software systems, manufacturing equipment, electronic data interchange telecommunications and other technical assets potentially subject to Year 2000 problems, such as security and telephone systems and controls for lighting, heating, ventilation and facility access. Additionally, the

Company is assessing the effects of noncompliance by its vendors, service providers, customers and financial institutions.

         The Company relies on its information technology functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by Year 2000 noncompliance include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by the Company to date as not currently Year 2000 compliant that are critical to the Company's operations include certain of its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, and critical applications in the Company's manufacturing and distribution facilities.

         The Company's corrective work to achieve Year 2000 compliance has included the following: (i) installation of Year 2000 compliant JD Edwards software which has recently been completed in one location and is scheduled to be completed in another location in September of 1999; (ii) the installation of current Year 2000 compliant JBA software in one location which is scheduled to be completed by July 1999; and (iii) remediation of software codes for existing programs in another location which is scheduled to be completed by July of 1999. The Company has identified one of these locations as possessing significant Year 2000 issues. Coleman's failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the Company's operations. Management believes that, although there are significant systems that are being or will be modified or replaced, Coleman's information systems environment will be made Year 2000 compliant prior to January 1, 2000.

         As of December 31, 1998, the Company had expended approximately $3.5 million related to remediation of Year 2000 issues, of which approximately $2.8 million was recorded as SG&A expenses and the remainder as capital expenditures. The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues is approximately $12.0 million. This estimate includes the costs of software and hardware modifications and replacements, and fees to third party consultants, but excludes the costs associated with Company employees. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. There can be no assurance that these preliminary estimates will not change as the Company completes its assessment of the Year 2000 issues.

         With the exception of certain aspects of the Company's Year 2000 readiness program, the Company did not engage an independent third party to verify the program's overall approach or total cost. However, the Company believes that through its use of various external consulting firms which perform significant roles within the program, the Company's exposure in this regard is mitigated. In addition, through the use of external third party diagnostic tools which helped to identify potential Year 2000 issues in the software code which the Company is remediating, the Company believes that it has also mitigated its risk by validating and verifying key program components.

         The Company has contacted its major vendors and suppliers of products and services to determine their Year 2000 readiness, and is continuing to monitor their status with respect to such plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt and cash disbursement transactions and its payroll. The Company is currently assessing the vendor responses and will conduct additional reviews, including on-site meetings, if deemed necessary, with any major suppliers who have not indicated their readiness for the Year 2000. The failure of certain of these third party suppliers to become Year 2000 compliant could have a material adverse impact on the Company. The Company will also contact its customers to determine if they are prepared for Year 2000 issues. Their failure to evaluate and prepare for Year 2000 issues could have a material adverse effect on Coleman's operations.

         The Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to complete such contingency plan by September 30, 1999 and expects that such contingency plan will include an analysis of the Company's worst case scenario and will address alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 issues generally involves potential disruptions in areas in which the Company's operations must rely on vendors, suppliers and customers whose systems may not work properly after January 1, 2000. While such failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. However, subject to the nature of the systems and applications of the Company or third parties which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

         Because Year 2000 readiness is critical to the business, the Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of information systems to the Company's business, management has deferred non-mission-critical systems enhancements as much as possible. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

EURO CONVERSION

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. The Company has been preparing for the introduction of the Euro and continues to evaluate and address the many issues involved, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. Based on the work to date, the Company believes the Euro conversion will not have a material impact on its results of operations.

INFLATION

         In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effects have not been material to the Company during the past three years.

CAUTIONARY STATEMENTS

         Certain statements in this Annual Report on Form 10-K may constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward looking statements. Forward looking statements can be identified by, among other things, the use of forward looking language, such as "believe," "expects," "estimates", "projects", "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those contained in the forward looking statements with respect to the Company include, but are not limited to risks associated with:

         -  high leverage,
         - Sunbeam having sufficient borrowing capacity or other funds to lend to the Company to satisfy the Company's cash needs,
         - unavailability of sufficient cash flows from operations and borrowings from Sunbeam, and the inability of the Company to secure loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates,
         - Sunbeam's ability to comply with the terms of the Sunbeam Credit Facility, and to continue to have access to its revolving credit facility,
         - Coleman's ability to maintain and increase market shares for its products at acceptable margins,
         - Coleman's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service,
         - changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws,
         - access to foreign markets together with foreign economic and political conditions, including currency fluctuations, and trade, monetary, fiscal and/or tax policies,
         - uncertainty as to the effect of competition in existing and potential future lines of business,
         - fluctuations in the cost and/or availability of raw materials and/or products,
         -  changes in the availability and/or costs of labor,
         -  effectiveness of advertising and marketing programs,
         - product quality, including excess warranty costs, product liability expenses and costs of product recalls,
         - weather conditions which are adverse to the specific businesses of Coleman,
         - the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for Coleman's products,
        - ability of third party service providers that have been engaged to provide services such as factory maintenance and certain back office administrative services to timely and accurately provide their services to the Company,
         - changes in consumer preferences or a decrease in the public's interest in camping and related activities,
         - combinations or other actions by retail customers that adversely affect sales or profitability,
         - actions by competitors including business combinations, new product offerings and marketing and promotional activities,
         - failure of Coleman and/or its customers and suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information, and
         - any material error in evaluating levels of retail inventories and the related impact on operations of changes therein.

         Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward looking statements or these cautionary statements to reflect actual results or changes in other factors affecting such forward looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         The name, age, present principal occupation or employment, five-year employment history, selected biographical information, and period of service as a director of the Company of each of the current directors of the Company are set forth below.

         Jerry W. Levin, age 54, was appointed Chief Executive Officer and a Director of the Company in June 1998, and as Chairman of the Board on August 31, 1998. Mr. Levin was elected Chairman of the Board of Directors of Sunbeam in March 1999, and has been Chief Executive Officer, President and a Director of Sunbeam since June 1998. Mr. Levin previously held the position of Chairman and Chief Executive Officer of Coleman from February 1997 until its sale in March 1998. Mr. Levin was also the Chairman of Coleman from 1989 to 1991. Mr. Levin was Chairman of the Board of Revlon, Inc. from November 1995 until June 1998, Chief Executive Officer of Revlon, Inc. from 1992 until 1997 and President of Revlon, Inc. from 1992 until November 1995. Mr. Levin has been Executive Vice President of M&F since March 1989. For 15 years prior to joining M&F, Mr. Levin held various senior executive positions with the Pillsbury Company. Mr. Levin is also a member of the Boards of Directors of Ecolab, Inc., U.S. Bancorp, Meridian Sports Incorporated and Revlon, Inc. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Levin as an officer of Sunbeam, see "Certain Relationships and Related Transactions--Services Provided by M&F". M&F owns approximately 14% of the outstanding common stock of Sunbeam.

         Paul E. Shapiro, age 57, was appointed Executive Vice President, Chief Administrative Officer and a Director of the Company in June 1998. Mr. Shapiro also joined Sunbeam as Executive Vice President and Chief Administrative Officer in June of 1998. He previously held the position of Executive Vice President and General Counsel of Coleman from July 1997 until its sale in March 1998. Before joining Coleman, he was Executive Vice President, General Counsel and Chief Administrative Officer of Marvel Entertainment Group, Inc. ("Marvel"). Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in 1996. Mr. Shapiro served as an executive officer of Marvel at the time of such filing. He had previously spent over 25 years in private law practice and as a business executive, most recently as a shareholder in the law firm of Greenberg Traurig. Mr. Shapiro is also a member of the Board of Directors of Toll Brothers, Inc. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Shapiro as an officer of Sunbeam, see "Certain Relationships and Related Transactions--Services Provided by M&F".

         A. Whitman Marchand, age 62, is currently retired. Prior to his retirement, Mr. Marchand was Managing Director and Group Head for the Special Loan Group of Bankers Trust Company ("Bankers Trust") from 1982 to 1998. Prior to 1982, Mr. Marchand held various positions within the national banking department at Bankers Trust, including head of the Real Estate Investment Trust Group. Mr. Marchand is a member of the Board of Directors of RainTree Healthcare Corporation.

COMPENSATION OF DIRECTORS

         Messrs. Levin and Shapiro receive no compensation for service as a director of the Company. Directors who are not currently receiving compensation as employees of the Company or any of its affiliates are paid an annual $25,000 retainer fee and are reimbursed for reasonable out-of-pocket expenses incurred in connection with Company business. In addition, such directors receive a fee of $1,000 for each meeting of the Board of Directors or any committee meeting they attend. Mr. Marchand also served as the sole member of a special committee of the Board of Directors which approved and authorized Coleman entering into the Agreements. Mr. Marchand was paid a fee of $25,000 for serving on such special committee.

EXECUTIVE OFFICERS

         The following table sets forth certain information as of April 9, 1999, concerning the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.


                       NAME                       AGE                    POSITION
                       ----                       ---                    --------
      Jerry W. Levin...........................   54      Chairman of the Board and Chief Executive Officer
      Paul E. Shapiro..........................   57      Executive Vice President and
                                                             Chief Administrative Officer
      Bobby G. Jenkins.........................   37      Executive Vice President
      Karen K. Clark...........................   38      Vice President - Finance
      Gwen C. Wisler...........................   39      Executive Vice President and
                                                             Chief Financial Officer
      Janet G. Kelley..........................   45      Vice President, General Counsel, and Secretary
      William L. Phillips......................   46      Vice President and General Manager


         The following sets forth the position with the Company and selected biographical information for the executive officers of the Company who are not directors.

         Bobby G. Jenkins was appointed Executive Vice President in August 1998. Mr. Jenkins joined Sunbeam as Executive Vice President and Chief Financial Officer in June 1998. Mr. Jenkins previously held the position of Chief Financial Officer of Coleman's Outdoor Recreation division from September 1997 to May 1998. Mr. Jenkins was Executive Vice President and Chief Financial Officer of Marvel from December 1993 through June 1997. Mr. Jenkins served as an executive officer of Marvel at the time of the 1996 Chapter 11 filings of Marvel and several of its subsidiaries. Mr. Jenkins was Assistant Vice President of Finance at Turner Broadcasting System from August 1992 to November 1993. Prior to that, Mr. Jenkins was with Price Waterhouse LLP, last serving as Senior Audit Manager. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Jenkins as an officer of Sunbeam, see "Certain Relationships and Related Transactions--Services Provided by M&F".

         Karen K. Clark was appointed Vice President - Finance in June 1997. She joined Sunbeam in April of 1998 as Vice President, Operations Finance and has served as Vice President, Finance of Sunbeam since June 1998. She was Corporate Controller for Precision Castparts Corp. from 1994 to 1997 and prior to that held various positions in public accounting and industry.

         Gwen C. Wisler was appointed Executive Vice President and Chief Financial Officer in March 1999, and was Senior Vice President and Chief Financial Officer from July 1998. Ms. Wisler was appointed Senior Vice President and Chief Financial Officer - Outdoor Leisure Group and International for Sunbeam in March 1999, and was Senior Vice President and Chief Financial Officer - Outdoor Leisure Group for Sunbeam from July 1998 to March 1999. Ms. Wisler joined Coleman in January 1997 as Vice President and Chief Financial Officer -International. Prior to that, Ms. Wisler was Vice President and Chief Accounting Officer for New World Communications Group Incorporated from February 1994 to January 1997, and Chief Financial Officer for Cobb Partners from May 1993 to February 1994.

         Janet G. Kelley was appointed Vice President, General Counsel and Secretary in August 1998, and from March 1998 until August 1998, Ms. Kelley was Vice President, Associate General Counsel and Assistant Secretary. She joined Sunbeam in March 1994 and was named General Counsel in April of 1998. From 1994 to 1998, Ms. Kelley served as Group Counsel and Associate General Counsel. Prior to joining Sunbeam, she was a partner in the law firm of Wyatt, Tarrant & Combs in Louisville, Kentucky.

         William L. Phillips was appointed Vice President and General Manager in August 1998. Mr. Phillips serves as the President of the Company's Outdoor Recreation division, and was Vice President and General Manager for the hard goods business of Coleman's Outdoor Recreation division until August 1998. From 1985 to 1998, Mr. Phillips held various positions in the sales and marketing area of Coleman, and has been with the Company since 1978.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's common stock with the SEC and the New York Stock Exchange. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge all Section 16(a) filing requirements applicable to the Company's current officers, Directors and beneficial owners of more than 10% of the outstanding shares of common stock were filed on a timely basis. The Company is unable to determine whether the former chief executive officer has complied with the Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation for services rendered to the Company for the years ended December 31, 1998, December 31, 1997, and December 31, 1996, in all capacities of those persons who, during 1998, (i) served as Chief Executive Officer ("CEO") of the Company, (ii) were the four most highly compensated executive officers of the Company, other than the CEO, as of year-end, and (iii) were executive officers during 1998 who would have been among the four most highly compensated executive officers but were not serving as executive officers of the Company as of year-end. Messrs. Levin and Shapiro served as executive officers of the Company through March 1998, and rejoined the Company as executive officers of Coleman in June 1998. Ms. Clark has served as an executive officer of the Company since June 1997. Ms. Wisler served as Chief Financial Officer of the International division of the Company until July 1998 and became an executive officer of Coleman in July 1998. Mr. Dunlap served as the Company's Chairman of the Board with chief executive responsibilities from March 1998 to June 1998. Mr. Goldman served as an executive officer of the Company until March 1998.

                                                                                                   LONG TERM COMPENSATION
                                                                                            -------------------------------------
                                                       ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                                                ------------------------------------------  ---------- --------------------------
                                                                                 OTHER      SECURITIES
                                                                                 ANNUAL     UNDERLYING  RESTRICTED    ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR       SALARY            BONUS       COMPENSATION   OPTIONS      STOCK      COMPENSATION
   ---------------------------       ----       ------            -----       ------------   -------      -----     --------------
CURRENT OFFICERS:
Jerry W. Levin ................      1998   $    333,333 (1)  $  1,583,333 (2)  $  22,285            0        0   $   4,026 (3)
  Chairman and Chief Executive       1997        300,000           300,000          2,567      500,000        0           0
      Officer
Paul E. Shapiro................      1998        157,693 (4)        37,125              0            0        0         256 (5)
  Executive Vice President and       1997        145,832                 0              0       77,500        0         525 (5)
      Chief Administrative Officer
Karen K. Clark.................      1998        160,501 (6)        43,561          3,100            0        0       3,400 (7)
  Vice President Finance             1997         88,173            81,761          3,150       25,000        0           0
William L. Phillips............      1998        205,816            50,000          8,585            0        0       3,791 (8)
  Vice President and                 1997        155,438            53,804          6,916       20,000        0       2,736 (8)
     General Manager                 1996        137,955                 0          7,604        5,000        0       3,714 (8)
Gwen C. Wisler.................      1998        226,484 (9)        64,848         12,450            0        0         443 (5)
  Executive Vice President and       1997         95,073            25,000          3,000       25,000        0         305 (5)
      Chief Financial Officer
FORMER OFFICERS:
Albert J. Dunlap (10)..........      1998              0                 0              0            0        0           0
  Former Chief Executive Officer
Mark Goldman...................      1998        300,000                 0          8,700            0        0       3,970 (11)
  Former Executive Vice President    1997        250,000                 0          6,300       40,000        0       4,230 (11)
                                     1996        250,000                 0              0            0        0       4,270 (11)

------------------
(1) Mr. Levin is also an executive officer of Sunbeam. Mr. Levin was compensated directly by Coleman from January 1998 through March 1998. Mr. Levin was compensated directly by Coleman from June 1998 to October 1998 and Sunbeam reimbursed the Company $319,167 during 1998, representing the compensation Mr. Levin earned for services rendered to Sunbeam since June 1998. Mr. Levin was compensated directly by Sunbeam from October 1998 through December 1998 and the Company reimbursed Sunbeam $151,250 during 1998, representing the compensation Mr. Levin earned for services rendered to Coleman from October 1998. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam".
(2) Includes a one-time bonus of $1,500,000 paid to Mr. Levin pursuant to a prior employment agreement with Coleman resulting from the sale of a subsidiary.
(3) Includes the Company's 401(k) matching contribution in the amount of $3,400 and $626 for premiums paid by the Company for term life insurance.
(4) Mr. Shapiro is also an executive officer of Sunbeam. Mr. Shapiro was compensated directly by Coleman from January 1998 through March 1998. Mr. Shapiro was compensated directly by Sunbeam from June 1998 through December 1998 and the Company reimbursed Sunbeam $86,625 during 1998, representing the compensation Mr. Shapiro earned for services rendered to Coleman since June 1998. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam".
(5)   Represents premiums paid by the Company for term life insurance.
(6) Ms. Clark is also an executive officer of Sunbeam. Ms. Clark was compensated directly by Coleman from January 1998 through December 1998 and Sunbeam reimbursed the Company $37,388 during 1998, representing the compensation Ms. Clark earned for services rendered to Sunbeam since June 1998. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam".
(7)   Represents the Company's 401(k) matching contribution.
(8) Includes the Company's 401(k) matching contributions and premiums paid for term life insurance, respective, as follows: $3,400 and $391 for 1998; $2,114 and $622 for 1997; and $3,162 and $552 for 1996.
(9) Ms. Wisler is also an executive officer of Sunbeam. Ms. Wisler was compensated directly by Coleman from January 1998 through December 1998 and Sunbeam reimbursed the Company $9,193 during 1998, representing the compensation Ms. Wisler earned for services rendered to Sunbeam since July 1998. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam".
(10) Mr. Dunlap was Chairman of Coleman with Chief Executive officer responsibilities from March 1998 to June 1998 and Mr. Dunlap was also Chairman and Chief Executive Officer of Sunbeam during 1998 until June 1998. Mr. Dunlap was not compensated by Coleman. Mr. Dunlap had an employment agreement with Sunbeam and was paid by Sunbeam for 1998 until June 1998 in the amount of $885,256 for salary (including $51,923 for vacation pay accrued during 1998 and paid to Mr. Dunlap as a result of the termination of his employment), $11,887,500 for the value of a 300,000 share stock grant, $0 in bonus, $13,917,409 in Other Annual Compensation (including $13,698,561 for taxes paid by Sunbeam Corporation on the value of the vesting of Restricted Stock and $218,848 in Other Sunbeam benefits and gross-ups thereon).
(11) Includes the Company's 401(k) matching contributions and premiums paid for term life insurance, respectively, as follows: $3,400 and $570 for 1998; $3,230 and $1,000 for 1997; and $3,230 and $1,040 for 1996.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not award any option grants to the Chief Executive Officer and the other named executive officers during the year ended December 31, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

         The following table sets forth information with respect to option exercises occurring during 1998 and the number of options held by the current and previous Chief Executive Officers and the other named executive officers at the Company's fiscal year-end.

                                                                   Number of Unexercised           Value of Unexercised
                                        Shares                          Options at               In-the-Money Options at
                                       Acquired                      December 31, 1998            December 31, 1998 (1)
                                         on         Value    -------------------------------  -----------------------------
                 Name                  Exercise   Realized   Exercisable (2)   Unexercisable  Exercisable     Unexercisable
                 ----                  --------   --------   -----------       -------------  -----------     -------------
     Jerry W. Levin.............        500,000   $9,936,763       0                     0     $       0       $         0
     Paul E. Shapiro............              0            0  77,500                     0             0                 0
     Karen K. Clark.............              0            0  25,000                     0             0                 0
     William L. Phillips........         59,000      890,738       0                     0             0                 0
     Gwen C. Wisler.............         25,000      392,015       0                     0             0                 0
     Albert J. Dunlap (3).......              0            0       0                     0             0                 0
     Mark Goldman...............         60,000      830,482       0                     0             0                 0


(1) Market closing price of $9.125 per share on December 31, 1998 was used in computing year-end values.
(2) Pursuant to the Coleman Merger Agreement, upon the consummation of the Coleman Merger, the unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 per share and the exercise price of such options. Mr. Shapiro and Ms. Clark hold 77,500 and 25,000 unexercised options, respectively, for which they will receive payments before deductions for withholding taxes of $823,000 and $275,005, respectively.
(3) There were no options to purchase shares of stock of Coleman granted to Mr. Dunlap.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENT WITH MR. LEVIN.

         On August 12, 1998, Sunbeam entered into an employment agreement with Mr. Levin (the "Levin Agreement") pursuant to which Sunbeam has agreed to employ Mr. Levin as Chief Executive Officer of Sunbeam, and Mr. Levin has agreed to serve in such capacity, for an initial period of approximately three years ending June 14, 2001.

         Under the Levin Agreement, Mr. Levin will be paid a base salary at an annual rate of not less than $1,000,000. Effective April 1, 1999, Mr. Levin's base salary was increased to $1,150,000. Additionally, Mr. Levin was paid a guaranteed bonus for 1998 of $541,667 and, thereafter, is eligible to receive a performance-based annual bonus of up to 100% of his base salary although under the terms of Sunbeam's incentive plan it is possible for an eligible participant to earn up to twice such participant's target bonus in a particular year if Sunbeam's results significantly exceed the targets for such year. Mr. Levin is eligible to participate immediately in the other benefit plans available generally to employees or other senior executives of Sunbeam. Sunbeam also reimburses Mr. Levin for the cost of membership in a country club. Mr. Levin is compensated directly by Sunbeam and the Company reimburses Sunbeam for a portion of the compensation paid by Sunbeam to Mr. Levin representing the compensation Mr. Levin earned for services rendered to Coleman during such period. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam". In addition, for a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Levin as an officer of Sunbeam, see "Certain Relationships and Related Transactions--Services Provided by M&F".

         Sunbeam may terminate Mr. Levin's employment under the Levin Agreement due to his disability, or for Cause. As defined in the Levin Agreement, "Cause" means (1) gross neglect of his duties, (2) his conviction for a felony or any lesser crime or offense involving the property of Sunbeam, (3) willful misconduct in connection with the performance of any material portion of his duties, (4) willful breach of any material provision of the agreement by Levin, or (5) any conduct on Levin's part which would make his continued employment materially prejudicial to the best interests of Sunbeam. In addition, he may terminate his employment following a Company Breach upon 60 days written notice to Sunbeam. As defined in the Levin Agreement, "Company Breach" means (1) any material breach of the agreement by Sunbeam, or (2) a Change in Control of Sunbeam (as defined in the Levin Agreement).

         The Levin Agreement provides that, if Sunbeam terminates Mr. Levin's employment for Cause or if he voluntarily terminates his employment, all obligations (other than accrued obligations) of Sunbeam will cease and all unvested Levin Options shall be immediately forfeited. If a Company Breach occurs, and Mr. Levin terminates the agreement, Sunbeam is obligated to continue to pay Mr. Levin's base salary and target bonus for the balance of the term and continue his benefits until his reemployment. In addition, all of the Levin Options vest and are exercisable for three years.

         The Levin Agreement provides that, if Mr. Levin's employment is terminated due to his death, his legal representatives or designated beneficiary will receive continued payments in an amount equal to 60% of base salary until the longer of 12 months or the end of the term in effect at the time of his death. The Levin Options will become vested and exercisable upon stockholder approval, and shall remain exercisable for three years thereafter.

EMPLOYMENT AGREEMENTS WITH EXECUTIVES SHAPIRO, PHILLIPS, CLARK, AND WISLER.

         Sunbeam entered into employment agreements with Messrs. Shapiro and Phillips, and Ms. Clark and Ms. Wisler in August 1998. Messrs. Shapiro and Phillips, and Ms. Clark and Ms. Wisler are referred to as the "Executives". The agreement with Mr. Shapiro is for an initial period of approximately three years ending on June 14, 2001; the agreement with Mr. Phillips has no definitive term; and the agreements with Ms. Clark and Ms. Wisler have terms ending on June 14, 2000. The Executives' agreements are referred to individually as an "Executive Agreement" and collectively as the "Executive Agreements."

         Under the Executive Agreements, Messrs. Shapiro and Phillips, and Ms. Clark, and Ms. Wisler will be paid a base salary at annual rates not less than $600,000, $250,000, $270,000, and $285,000, respectively. Effective
April 1, 1999, Mr. Shapiro's base salary was increased to $750,000. Additionally, Mr. Shapiro, Ms. Clark and Ms. Wisler were paid a guaranteed bonus for 1998 equal to $243,750, $73,125, and $65,313, respectively, and, thereafter, are eligible to receive a performance-based annual bonus equal to 75%, 50%, and 50% of their respective annual salary. Mr. Phillips is eligible to receive a performance-based annual bonus equal to 50% of his annual salary although under the terms of Sunbeam's incentive plan it is possible for an eligible participant to earn up to twice such participant's target bonus in a particular year if Sunbeam's results significantly exceed the targets for such year. They are also eligible to participate in the other benefit plans available generally to employees or other senior executives of Sunbeam. Mr. Shapiro is compensated directly by Sunbeam and the Company reimburses Sunbeam for a portion of the compensation paid by Sunbeam to Mr. Shapiro representing the salary Mr. Shapiro earned for services rendered to Coleman during such period. Ms. Clark and Ms. Wisler are compensated directly by Coleman and Sunbeam reimburses Coleman for a portion of the compensation paid by Coleman to such persons representing the salary such persons earned for services rendered to Sunbeam during such period. Mr. Phillips is compensated directly by Coleman. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam." In addition, for a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Shapiro as an officer of Sunbeam, see "Certain Relationships and Related Transactions--Services Provided by M&F"

         Sunbeam may terminate an Executive's employment under his or her Executive Agreement due to disability, or for Cause. As defined in the Executive Agreements, "Cause" means (1) gross neglect of duties, (2) conviction for a felony or any lesser crime or offense involving the property of Sunbeam, (3) willful misconduct in connection with the performance of any material portion of duties, (4) willful breach of any material provision of the agreement by the Executive, or (5) any conduct on the Executive's part which would make continued employment materially prejudicial to the best interests of Sunbeam. The Executive may terminate his or her employment under the Executive Agreement at any time. In addition, he or she may terminate his or her employment for Company Breach upon 60 days' written notice to Sunbeam. As defined in the Executive Agreements, "Company Breach" means (1) any material breach of the agreement by Sunbeam, or (2) a Change in Control of Sunbeam (as defined in the Executive Agreements).

         The Executive Agreements provide that, if Sunbeam terminates an Executive's employment for Cause or if the Executive voluntarily terminates his or her employment, all obligations (other than accrued obligations) of Sunbeam will cease and all unvested Executive Options shall be immediately forfeited. If a Company Breach occurs, and an Executive terminates the agreement, Sunbeam is obligated to continue to pay the Executive's base salary and target bonus for the balance of the term and continue the Executive's benefits until the Executive's reemployment. In addition, all of the Executive Options vest and are exercisable for three years.

         The Executive Agreements provide that, if an Executive's employment is terminated due to death, his or her legal representatives or designated beneficiary will receive continued payments in an amount equal to 60% of base salary until the longer of 12 months or the end of the term in effect at the time of death. The Executive Options will become vested upon such death and shall remain exercisable for three years thereafter.

EMPLOYMENT AGREEMENT WITH MR. GOLDMAN

         The Company has entered into a letter agreement with Mark Goldman dated January 1, 1999 (the "Goldman Agreement") whereby Mr. Goldman would be chairman of Eastpak Corporation. The Goldman Agreement has no definite term and is cancelable by either party on three months notice. Under the Goldman Agreement, Mr. Goldman will be paid a base salary at an annual rate of $300,000. Additionally, Mr. Goldman is eligible to receive a performance-based annual bonus equal to 70% of his annual salary. Mr. Goldman is also eligible to participate in the other benefit plans available generally to employees of Coleman. Pursuant to the Goldman Agreement, Mr. Goldman is entitled to receive a grant of options to purchase 30,000 shares of Sunbeam common stock with 50% of such grant becoming exercisable on July 1, 1999, and 50% of such grant becoming exercisable on December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee of the Board of Directors. The Company's executive officers are compensated pursuant to employment agreements with Sunbeam, and the Company reimburses Sunbeam for a portion of the compensation paid by Sunbeam for the Company's executive officers, except in the case of Mr. Phillips who is compensated directly by Coleman in accordance with the terms of his employment agreement with Sunbeam (see "-Employment Contracts and Termination of Employment and Change in Control Arrangements"). Messrs. Levin, Shapiro and Jenkins and Ms. Wisler participated in the deliberations regarding the portion of compensation paid by Sunbeam to Coleman's executive officers to be reimbursed by Coleman to Sunbeam.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

ALTERNATIVE PENSION PLAN DISCLOSURE

         Executive officers and other employees of the Company participate in a noncontributory qualified defined benefit retirement plan: the New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Salaried Pension Plan"). This plan was amended effective January 1, 1999 to convert the plan to a cash balance plan.

         Benefits to participants vest after five years of vesting service as defined in the Salaried Pension Plan and are based on eligible pay. Eligibility pay is composed of regular base pay and contributions to qualified deferred compensation plans and does not include amounts paid pursuant to the Company's annual cash incentive compensation plans. Under a new benefit accrual formula that applies in determining benefits under the Salaried Pension Plan on or after January 1, 1999, a participant meeting the Rule of 45 (age plus vesting service equal to 45; minimum of 5 years of vesting service) or who has ten years of vesting service, receives a pay credit at the end of each year in which the participant remains eligible and receives eligible pay for services. The annual pay credit is equal to a percentage of the participant's annual eligible pay. The percentage depends on age and completed years of vesting service at the beginning of the year, as shown below.

                  Age Plus Vesting Service                               Pay Credits
                  ------------------------                              -------------
                         Under 55..................................        3.00%
                         55-59.....................................        4.00%
                         60-64.....................................        5.00%
                         65-69.....................................        6.00%
                         70-74.....................................        7.00%
                         75-79.....................................        8.00%
                         80-84.....................................        9.00%
                         85 and over...............................       10.00%

         Prior to application of the new benefit accrual formula, benefits for participants under the Salaried Pension Plan were determined under another formula. To transition from the prior formula to the new formula, a participant's accrued benefit earned under the prior formula is preserved as a minimum.

         Participants who have been employed by a company that is in the same "controlled group" of companies as Coleman may be entitled to benefits under the qualified defined benefit retirement plan of that company. The annual pension from the Salaried Pension Plan will be reduced by any pension amounts payable by those other plans.

         Assuming that each of the individuals listed on the Summary Compensation Table continues in their present positions at their present salaries until retirement at age 65, their estimated annual pensions in a single life annuity form would be:


                         Mr. Levin.................................       $41,800
                         Mr. Shapiro...............................       $22,300
                         Ms. Clark.................................       $ 5,600
                         Mr. Phillips..............................       $76,600
                         Ms. Wisler................................       $63,400
                         Mr. Dunlap................................       Not an eligible plan participant
                         Mr. Goldman...............................       $42,000


         Such estimates are calculated assuming interest credits of 5% per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 9, 1999 with respect to beneficial ownership of the Company's common stock by all persons known by the Company to be the record or beneficial owner of more than 5% of the outstanding shares of the Company's common stock. Except as otherwise noted, all beneficial owners listed below have sole voting and investment power with respect to the shares owned by them.

                                                            Amount and Nature of               Percentage of
        Name of Beneficial Owner                            Beneficial Ownership               Common Stock
        ------------------------                            --------------------               ------------
    Sunbeam Corporation..............................           44,067,520 (1)                    78.9%
      2381 Executive Center Drive
      Boca Raton, Florida  33431

-------------
      1) Pursuant to the Holdings Merger Agreement, Sunbeam, through its indirect wholly-owned subsidiary Coleman Worldwide, became the indirect beneficial owner of the shares acquired from Parent Holdings. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Canada common stock (see "Certain Relationships and Related Transactions--Business Acquisitions") owned by it as security under the Sunbeam Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

         The following table sets forth the beneficial ownership, reported to the Company as of April 9, 1999, of the Company's common stock, including shares as to which a right to acquire ownership exists, of: (1) each Director of the Company; (2) each of the Named Executives and (3) the Directors and current executive officers of the Company as a group. In addition, the following table sets forth, as of April 9, 1999, the beneficial ownership of two former Named Executives, based on information filed with the Commission and made available to the public.

                                                            Amount and Nature of               Percentage of
        Name of Beneficial Owner                            Beneficial Ownership               Common Stock
        ------------------------                            --------------------               ------------
    Directors:
       Jerry W. Levin................................               --                                 *
       A. Whitman Marchand...........................               --                                 *
       Paul E. Shapiro...............................             77,500 (1)                           *
    Named Executive Officers:
       Karen K. Clark................................             25,000 (1)                           *
       William L. Phillips...........................               --                                 *
       Gwen C. Wisler................................               --                                 *
       Albert J. Dunlap..............................               --                                 *
       Mark Goldman..................................               --                                 *
    All Directors and Current Executive Officers
       as a Group (8 persons)........................            102,500 (1)                           *


--------------
    *  Less than 1%

1) Represents shares of common stock which Directors, Named Executives and current executive officers have the right to acquire pursuant to stock options that are currently exercisable and may be exercised within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH SUNBEAM

         Coleman is an indirect 79% owned subsidiary of Sunbeam. Sunbeam is a leading manufacturer and marketer of branded consumer products sold under the SUNBEAM-Registered Trademark-, OSTER-Registered Trademark- and other brand names. Sunbeam markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, television shopping channels, Sunbeam-owned outlet stores, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. Sunbeam also sells its products to commercial end users such as hotels and other institutions.

RELATIONSHIP WITH M&F

         Until the consummation of the Sunbeam Acquisition, Ronald O. Perelman, through M&F, beneficially owned approximately 82% of Coleman's common stock and was a director of the Company. M&F is a diversified holding company with interests in several industries. The principal executive offices of M&F are located at 35 East 62nd Street, New York, New York 10021.

CROSS-INDEMNIFICATION AGREEMENT

         Coleman and an affiliate of M&F ("Holdings") are parties to a cross-indemnification agreement pursuant to which Coleman has agreed to indemnify Holdings, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, related to the initial assets of Coleman, which Coleman acquired from such affiliate in December 1991. In addition, pursuant to this cross-indemnification agreement, Holdings agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of Holdings or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement survived the Sunbeam Acquisition and will survive the Coleman Merger.

TAX SHARING AGREEMENT

         For all taxable periods ended on or prior to March 30, 1998, the Company was included in the consolidated tax group of which M&F was the common parent and Coleman's tax liability was included in the consolidated Federal income tax liability of M&F. Coleman was also included in certain state and local tax returns of M&F or its affiliates. Coleman participated in a Tax Sharing Agreement (the "Tax Sharing Agreement") pursuant to which it paid to Coleman Worldwide amounts equal to the taxes that Coleman would otherwise have had to pay if it were to file separate Federal, state or local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of M&F arising from an audit or otherwise). Under Federal law, Coleman is subject to liability for the consolidated Federal income tax liabilities of the consolidated group of which M&F is the common parent, for any taxable period during which Coleman or a subsidiary was a member of that consolidated group. M&F has agreed, however, to indemnify Coleman for any such Federal income tax liability (and certain state and local tax liabilities) of M&F or any of its subsidiaries that Coleman is actually required to pay. As a result of the consummation of the Holdings Merger, Coleman is no longer included in the M&F consolidated tax group. Pursuant to the Holdings Merger Agreement the Tax Sharing Agreement terminated with respect to M&F and its affiliates, but not with respect to Coleman Worldwide. The Holdings Merger Agreement provides for certain tax indemnities and tax sharing payments with respect to M&F, Coleman and their respective affiliates.

INSURANCE PROGRAMS

         Since the consummation of the Sunbeam Acquisition, Coleman has been insured under policies maintained by Sunbeam or its affiliates, including workers compensation and liability insurance. Until the consummation of the Sunbeam Acquisition, Coleman was insured under policies maintained by M&F or its affiliates, including workers compensation, and liability insurance. For 1998, the Company's insurance expense including its allocable share of premium costs from Sunbeam and M&F for such insurance, was approximately $6.3 million. Management believes that the terms for such insurance were at least as favorable as terms that could be obtained by the Company were it separately insured.

BENEFIT PLANS

         Until the consummation of the Sunbeam Acquisition, Holdings maintained pension and other retirement plans in various forms covering employees of Coleman who met eligibility requirements. Until the consummation of the Sunbeam Acquisition, Holdings also had an unfunded excess benefit plan covering certain of Coleman's U.S. employees whose benefits under the plans described above are limited by provisions of the Code. Coleman paid to Holdings its allocable costs of maintaining such plans for Coleman's employees. As part of the consummation of the Holdings Merger, such pension and other benefit plans associated with Coleman's employees were assigned and assumed directly by Coleman.

SERVICES PROVIDED TO AND BY SUNBEAM

         Since the consummation of the Sunbeam Acquisition, Coleman has provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) executive, general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. For the year ended December 31, 1998, the cost of the services provided by Coleman and charged to Sunbeam and its affiliates was $2.3 million, and the charges to Coleman for services received by Coleman from Sunbeam and its affiliates for such period was $3.0 million. The cost of the services is assessed based on actual usage or other allocation methods which management believes are reasonable.

BORROWINGS FROM SUNBEAM

         The Company has borrowed funds from Sunbeam, which along with funds generated from the Company's operations, has been used to fund the Company's current cash requirements, including projected capital expenditures and other obligations. Amounts loaned by Sunbeam totaled $365.1 million at December 31, 1998 and, until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998, the Intercompany Note bore interest at a floating rate equal to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility which during the year ended December 31, 1998 was 7.1%.

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into the Agreements, including the Amended Intercompany Note. The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the six month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the six month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. In addition,

Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Canada common stock (see "--Business Acquisitions") owned by it as security under the Sunbeam Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 13 to the Company's Consolidated Financial Statement included elsewhere in this Annual Report on Form 10-K.

SERVICES PROVIDED BY M&F

         Until the Sunbeam Acquisition, from time to time, Coleman purchased from M&F or its affiliates, at negotiated rates, specialized accounting and other services. Coleman also provided, at negotiated rates, specialized accounting services and other services to M&F and its affiliates. The net expense for such services was approximately $0.5 million during 1998. Coleman believes that the terms of such arrangements were at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties. In addition, until the Sunbeam Acquisition, certain employees of the Company have been paid by M&F or its affiliates, and the Company reimbursed such affiliates for the compensation expense for such employees.

         Pursuant to the Parent Holdings Settlement Agreement, M&F agreed to provide certain management assistance to Sunbeam and its subsidiaries with respect to financings, dealings with financing sources and capital markets, investor and public relations, acquisitions, divestitures and other extraordinary transactions, executive benefits and compensation and other personnel matters, and compliance, litigation, insurance, regulatory and other legal matters. Sunbeam and its subsidiaries, including Coleman, do not reimburse M&F for such services or for expenses incurred in providing such services to Sunbeam and its subsidiaries, other than reimbursement of out-of-pocket expenses paid to third parties. Execution of the Parent Holdings Settlement Agreement was a condition to Sunbeam's continued employment of Messrs. Levin, Shapiro and Jenkins as officers of Sunbeam and its subsidiaries.

OFFICE LEASE

         Coleman subleased office space in New York City from an affiliate of M&F pursuant to a month to month occupancy memorandum. The rent paid by Coleman represents the allocable portion, based on the space leased, of the rent paid by the affiliate to its third party landlord. The sublease was terminated in April 1998. The expense for such rent during 1998 was approximately $0.1 million. Coleman believes that the terms of the sublease were at least as favorable to Coleman as those it could have negotiated with nonaffiliated parties.

LICENSING SERVICES

        The Company had engaged an affiliate of M&F to provide licensing services. In connection with the Sunbeam Acquisition, the Company terminated the licensing services agreement and recorded $2.0 million of expense related to payments to be made under the terms of the termination agreement and $.2 million of expense related to certain receivables from an affiliate of Parent Holdings which were forgiven as part of the same termination agreement.

BUSINESS ACQUISITIONS

         On December 31, 1998, Canadian Coleman Company LTD ("Canadian Coleman"), a subsidiary of Coleman, acquired a subsidiary from Sunbeam ("Canadian Sunbeam") in exchange for newly issued common stock of Canadian Coleman. The issuance of additional common stock to Sunbeam reduced Coleman's ownership in Canadian Coleman from 100% to approximately 57%. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to Sunbeam's common control over each of the parties involved in the transaction. The $0.2 million of excess book value of Coleman's 43% interest given up in the net assets of Canadian Coleman prior to the transaction over Coleman's 57% interest received in the net assets of Canadian Sunbeam have been charged to retained earnings. Subsequent to December 31, 1998, Canadian Coleman and Canadian Sunbeam amalgamated to form Sunbeam Corporation (Canada) Limited.

OTHER ARRANGEMENTS

         During 1998, Coleman purchased products for resale from Sunbeam for approximately $17.5 million.

         Prior to the Sunbeam Acquisition, Coleman paid approximately $0.2 million for air transportation services to a corporation, one of whose shareholders was a director of Coleman until the consummation of the Sunbeam Acquisition.

         During 1998, a subsidiary of Coleman paid approximately $0.2 million for warehouse space leased from a real estate partnership in which Mr. Goldman, who was an Executive Vice President of Coleman until March 31, 1998, and three other immediate family members of Mr. Goldman's are partners. A manufacturing business owned by Mr. Goldman's father contracted with Coleman's subsidiary for the manufacture of goods sold to the subsidiary, for which the subsidiary paid approximately $1.4 million during 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   (1) and (2) Financial Statements and Schedule.

                See List of Financial Statements and Schedules which appears on page F-1 herein.

           (3)  Exhibits

           Exhibit No.                     Description
           -----------                     ------------
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

                2.2        Agreement and Plan of Merger among Sunbeam
                           Corporation, Laser Acquisition Corp., CLN Holdings
                           Inc. and Coleman (Parent) Holdings Inc. dated as of
                           February 27, 1998 (incorporated by reference to
                           Exhibit 10.1 to The Coleman Company, Inc. Current
                           Report on Form 8-K/A filed on March 5, 1998).

                2.3|X| Amendment 1 to Agreement and Plan of Merger, dated as of March 29, 1998, among Sunbeam Corporation, Laser
                           Acquisition Corp., Coleman (Parent) Holdings Inc., and CLN Holdings Inc.

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

                4.1 Specimen copy of definitive certificate of common stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The Coleman Company, Inc. 1992 Annual Report on
                           Form 10-K).


                4.2|X|     Subsidiary Borrowing Agreement dated as of February
                           12, 1999 among The Coleman Company, Inc., Sunbeam
                           Corporation, and First Union National Bank.

                4.3|X|     Subsidiary Borrower Security Agreement dated as of
                           February 12, 1999 between The Coleman Company, Inc.
                           and First Union National Bank.

                4.4|X|     Intercompany Note dated April 6, 1998 between The
                           Coleman Company, Inc. and Sunbeam Corporation.

                4.5        Credit Agreement dated as of March 30, 1998 among
                           Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America
                           National Trust and Savings Association and First
                           Union National Bank (incorporated by reference to
                           Exhibit 10.a to the Sunbeam Corporation Form 10-Q for the quarter ended March 30, 1998).

                4.6        First Amendment to Credit Agreement dated as of May
                           8, 1998 among Sunbeam Corporation, the Subsidiary
                           Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of
                           America National Trust and Savings Association and
                           First Union National Bank (incorporated by reference to Exhibit 10.b to the Sunbeam Corporation Form 10-Q for the quarter ended March 30, 1998).

                4.7        Second Amendment to Credit Agreement dated as of
                           March 30, 1998, among Sunbeam Corporation, the
                           Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                           Bank of America National Trust and Savings
                           Association and First Union National Bank
                           (incorporated by reference to Exhibit 10.bb to the Sunbeam Corporation Annual Report on Form 10-K/A for the year ended December 28, 1997).

                4.8        Third Amendment to Credit Agreement dated as of
                           October 19, 1998, among Sunbeam Corporation, the
                           Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                           Bank of America National Trust and Savings
                           Association and First Union National Bank
                           (incorporated by reference to Exhibit 10.cc to the Sunbeam Corporation Annual Report on Form 10-K/A for the year ended December 28, 1997).

                4.9|X|     Waiver of Credit Agreement and Amendment to
                           Subsidiary Pledge and Security Agreement, dated as of December 23, 1998 to the Credit Agreement dated as of March 30, 1998 (as amended) among Sunbeam
                           Corporation, the Subsidiary Borrowers, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                           Bank of America National Trust and Savings
                           Association, and First Union National Bank, and
                           Amendment dated as of December 23, 1998 to the Subsidiary Pledge and Security Agreement dated as of March 30, 1998 between Sunbeam Americas Holdings,
                           Ltd., the other Grantors party thereto, and First
                           Union National Bank.

                4.10|X| Fourth Amendment, dated as of April 10, 1999, to the Credit Agreement, dated as of March 30, 1998, among Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan


                           Stanley Senior Funding, Inc., Bank of America
                           National Trust and Savings Association, and First
                           Union National Bank.

                4.11|X| Fifth Amendment, Third Waiver and Agreement, dated as of April 15, 1999, to and under the Credit
                           Agreement, dated as of March 30, 1998, among Sunbeam
                           Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding,
                           Inc., Bank of America National Trust and Savings
                           Association, and First Union National Bank.

                4.12|X| Omnibus Amendment to Collateral Documents, dated as of April 15, 1999, to (a) the Parent Pledge and
                           Security Agreement, dated as of March 30, 1998 between Sunbeam Corporation and First Union National
                           Bank, (b) the Parent Security Agreement, dated as of
                           July 10, 1998 between the Parent and the Administrative Agent; (c) the Subsidiary Pledge and
                           Security Agreement, dated as of March 30, 1998 among each subsidiary of the Parent and the Administrative
                           Agent; and (d) the Subsidiary Security Agreement, dated as of July 10, 1998 among the Grantors and the Administrative Agent.

                4.13       Intentionally Omitted.

                4.14       Intentionally Omitted.

                4.15|X| Amended and Restated Subordinated Intercompany Note, dated as of April 6, 1998 between The Coleman
                           Company, Inc. and Sunbeam Corporation.

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

                10.3 Reimbursement Agreement dated as of February 26, 1992 between The Coleman Company, Inc., and MacAndrews &
                           Forbes Holdings Inc. (incorporated by reference to
                           Exhibit 10.4 to The Coleman Company, Inc. 1992 Annual
                           Report on Form 10-K).

                10.4 Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews & Forbes Holdings Inc., New Coleman
                           Holdings Inc. and subsidiaries of New Coleman
                           Holdings Inc. (incorporated by reference to Exhibit
                           10.29 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                10.5       Amendment No. 1 dated as of February 26, 1992 to the
                           Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews & Forbes Holdings Inc., Mafco
                           Holdings Inc., New Coleman Holdings Inc. and subsidiaries of New Coleman Holdings Inc.
                           (incorporated by reference to Exhibit 10.30 to The
                           Coleman Company, Inc. 1992 Annual Report on Form
                           10-K).


                10.6       Amendment No. 2 dated as of December 30, 1992 to the
                           Tax Allocation Agreement dated as of August 24, 1990 among MacAndrews & Forbes Holdings Inc., New Coleman
                           Holdings Inc. and subsidiaries of New Coleman
                           Holdings Inc. (incorporated by reference to Exhibit
                           10.31 to The Coleman Company, Inc. 1992 Annual Report on Form 10-K).

                10.7       Amendment No. 3 dated as of May 27, 1993 to the Tax
                           Allocation Agreement dated as of August 24, 1990 among Mafco Holdings Inc., New Coleman Holdings Inc.
                           and subsidiaries of New Coleman Holdings Inc.
                           (incorporated by reference to Exhibit 10.45 to the Coleman Holdings Inc. Registration Statement Form S-1
                           (File No. 33-67058), filed on August 6, 1993).

                10.8       Tax Sharing Agreement II dated as of February 26,
                           1992, among Mafco Holdings Inc., Coleman Finance
                           Holdings Inc., The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc.
                           (incorporated by reference to Exhibit 10.25 to The
                           Coleman Company, Inc. 1992 Annual Report on Form
                           10-K).

                10.9       Amendment No. 1 dated as of December 30, 1992 to the
                           Tax Sharing Agreement II dated as of February 26,
                           1992, among Mafco Holdings Inc., Coleman Finance
                           Holdings Inc., The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc.
                           (incorporated by reference to Exhibit 10.26 to The
                           Coleman Company, Inc. 1992 Annual Report on Form
                           10-K).

                10.10      Supplemental Tax Sharing Agreement dated as of
                           February 26, 1992, between The Coleman Company, Inc.
                           and MacAndrews and Forbes Holdings Inc. (incorporated by reference to Exhibit 10.32 to The Coleman Company,
                           Inc. 1992 Annual Report on Form 10-K).

                10.11      Tax Sharing Agreement III dated as of February 26,
                           1992 among Mafco Holdings Inc., New Coleman Holdings
                           Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman Finance Holdings Inc. (incorporated by reference to Exhibit 10.27 to The Coleman Company,
                           Inc. 1992 Annual Report on Form 10-K).

                10.12      Amendment No. 1 dated as of December 30, 1992 to the
                           Tax Sharing Agreement III dated as of February 26,
                           1992 among Mafco Holdings Inc., New Coleman Holdings
                           Inc., Coleman Finance Holdings Inc. and subsidiaries of Coleman Finance Holdings Inc. (incorporated by reference to Exhibit 10.28 to The Coleman Company,
                           Inc. 1992 Annual Report on Form 10-K).

                10.13 Tax Sharing Agreement V dated as of May 27, 1993 among Mafco Holdings Inc., Coleman Worldwide
                           Corporation, The Coleman Company, Inc. and certain subsidiaries of The Coleman Company, Inc.
                           (incorporated by reference to Exhibit 10.38 to the Coleman Holdings Inc. Registration Statement Form S-1
                           (File 33-67058), filed on August 6, 1993).

                10.14      Tax Sharing Termination Agreement dated as of May 27,
                           1993 among MacAndrews & Forbes Holdings Inc., New
                           Coleman Holdings Inc., Coleman Finance Holdings Inc.,
                           The Coleman Company, Inc. and subsidiaries of The
                           Coleman Company, Inc. and Coleman Finance Holdings
                           Inc. (incorporated by reference to Exhibit 10.40 to the Coleman Holdings Inc. Registration Statement Form
                           S-1 (File 33-67058), filed on August 6, 1993).


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

                10.16* The Coleman Company, Inc. Executive Severance Policy effective as of February 27, 1998 (incorporated by reference to Exhibit 10.16 to The Coleman Company,
                           Inc. 1997 Annual Report on Form 10-K).

                10.17      Share Purchase Agreement dated as of February 27,
                           1996 by and among Butagaz S.N.C. and Bafiges S.A.
                           (incorporated by reference to Exhibit 10.26 to The
                           Coleman Company, Inc.
                           1995 Annual Report on Form 10-K).

                10.18 Amendment to the Share Purchase Agreement dated as of February 27, 1996 by and among Bafiges S.A. and
                           Butagaz S.N.C. (incorporated by reference to Exhibit
                           10.27 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.19 Shareholders Agreement dated as of February 27, 1996 by and among Butagaz S.N.C., The Coleman Company,
                           Inc. and Bafiges S.A. (incorporated by reference to Exhibit 10.28 to The Coleman Company, Inc. 1995
                           Annual Report on Form 10-K).

                10.20 Agreement dated as of February 27, 1996 by and between Shell International Petroleum Company
                           Limited, Butagaz S.N.C. on the first part, and Bafiges S.A. and The Coleman Company, Inc. on the second part (incorporated by reference to Exhibit
                           10.29 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.21*|X|  Letter Agreement dated as of August 19, 1997 between
                           The Coleman Company, Inc. and Mark Goldman.

                10.22*|X|  Letter Agreement dated as of January 7, 1999
                           between The Coleman Company, Inc. and Mark Goldman.

                10.23      The Coleman Retirement Salaried Incentive Savings
                           Plan (incorporated by reference to Exhibit 10.3 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).


                10.24*     The Coleman Retirement Incentive Savings Plan (the
                           "Savings Plan") (incorporated by reference to Exhibit
                           10.54 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.25*     First Amendment dated as of October 11, 1994 to the
                           Savings Plan (incorporated by reference to Exhibit
                           10.55 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.26*     Second Amendment dated as of January 1, 1995 to the
                           Savings Plan (incorporated by reference to Exhibit
                           10.56 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.27* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                           10.60 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.28* Amendment dated as of December 14, 1995 to the Savings Plan (incorporated by reference to Exhibit
                           10.61 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.29*     Amendment dated as of January 1, 1996 to the Savings
                           Plan (incorporated by reference to Exhibit 10.62 to The Coleman Company, Inc. 1995 Annual Report on Form
                           10-K).

                10.30* New Coleman Holdings Inc. Excess Benefit Plan dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1996).

                10.31*     The New Coleman Company, Inc. Retirement Plan for
                           Salaried Employees (the "Retirement Plan")
                           (incorporated by reference to Exhibit 10.63 to The
                           Coleman Company, Inc. 1995 Annual Report on Form
                           10-K).

                10.32* Amendment dated as of October 17, 1994 to the Retirement Plan (incorporated by reference to Exhibit
                           10.64 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.33* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit
                           10.65 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.34* Amendment dated as of December 14, 1995 to the Retirement Plan (incorporated by reference to Exhibit
                           10.66 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.35* Amendment dated as of October 12, 1995 to the Retirement Plan (incorporated by reference to Exhibit
                           10.67 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.36* Amendment dated as of January 1, 1996 to the Retirement Plan (incorporated by reference to Exhibit
                           10.68 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).



                10.37* Amendment dated as of December 31, 1995 to the Retirement Plan (incorporated by reference to Exhibit
                           10.69 to The Coleman Company, Inc. 1995 Annual Report on Form 10-K).

                10.38*     The Coleman Company, Inc. Executive Employees
                           Deferred Compensation Plan, as amended by the First
                           Amendment thereto (incorporated by reference to Exhibit 10.11 to The Coleman Company, Inc.
                           Registration Statement on Form S-1 (File 33-44728), filed on December 23, 1991).

                10.39* The Coleman Company, Inc. 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

                10.40* The Coleman Company, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended June 30, 1997).

                10.41* The Coleman Company, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.53 to The Coleman Company, Inc. 1996 Annual Report on
                           Form 10-K).

                10.42*     Stock Purchase Agreement among The Coleman Company,
                           Inc., as Seller, Siebe plc, as Guarantor, and Ranco
                           Incorporated of Delaware, as Buyer, dated as of February 18, 1998 (incorporated by reference to
                           Exhibit 10.56 to The Coleman Company, Inc. 1997
                           Annual Report on Form 10-K).

                10.43*     Amendment No. 2 to The New Coleman Company, Inc.
                           Retirement Plan for Salaried Employees (incorporated by reference to Exhibit 10.57 to The Coleman Company,
                           Inc. 1997 Annual Report on Form 10-K).

                10.44*     Special Amendment to The New Coleman Company, Inc.
                           Retirement Plan for Salaried Employees (incorporated by reference to Exhibit 10.58 to The Coleman Company,
                           Inc. 1997 Annual Report on Form 10-K).

                10.45*     The New Coleman Company, Inc. Pension Plan for Weekly
                           Salaried and Hourly Paid Employees (incorporated by reference to Exhibit 10.59 to The Coleman Company,
                           Inc. 1997 Annual Report on Form 10-K).

                10.46*|X|  Amendments to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999.

                10.47*|X|  Amendments to The Coleman Monthly Salaried Retirement
                           Incentive Savings Plan, dated March 15, 1999.

                10.48*|X|  Supplement 1 to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999.

                10.49*|X|  Supplement 1 to The Coleman Monthly Salaried
                           Retirement Incentive Savings Plan, dated March 15,
                           1999.

                10.50*|X|  Appendix B to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999.



                10.51*|X|  Appendix B to The Coleman Monthly Salaried Retirement
                           Incentive Savings Plan, dated March 15, 1999.

                10.52*|X|  Amendment to The New Coleman Company, Inc. Retirement
                           Plan for Salaried Employees, dated March 15, 1999.

                10.53|X|   Support Services Agreement dated as of December 23,
                           1998, by and between Sunbeam Corporation, Inc.,
                           Sunbeam Products, Inc., The Coleman Company, Inc.
                           Application des Gaz, Eastpak Corporation, Coleman
                           Powermate, Inc., BRK Brands, Inc., and Signature
                           Brands, Inc.

                10.54|X|   Indemnification Agreement, dated as of April 12,
                           1999, between The Coleman Company, Inc. and A.
                           Whitman Marchand.

                21.1|X|    Subsidiaries of the Company.

                23.1|X|    Consent of Independent Auditors.

                27|X| Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

-------------
       *   Management Contracts and Compensatory Plans
      |X| Filed herewith




     (b)   Reports on Form 8-K

              There were no Current Reports on Form 8-K filed during the three months ended December 31, 1998.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE COLEMAN COMPANY, INC.
                                                            (Registrant)



Date:  April 15, 1999                                  By: /s/ Jerry W. Levin
     -------------------------------                       -------------------------------------
                                                           Jerry W. Levin
                                                           Chairman of the Board,
                                                           Chief Executive Officer, and Director



Date:  April 15, 1999                                  By: /s/ Gwen C. Wisler
     -------------------------------                       -------------------------------------
                                                           Gwen C. Wisler
                                                           Executive Vice President and
                                                           Chief Financial Officer



Date:  April 15, 1999                                  By: /s/ Lynn E. Feldkamp
     -------------------------------                       -------------------------------------
                                                           Lynn E. Feldkamp
                                                           Principal Accounting Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 15, 1999                                  By: /s/ Paul E. Shapiro
     -------------------------------                       -------------------------------------
                                                           Paul E. Shapiro
                                                           Director

Date:                                                  By:
     -------------------------------                       -------------------------------------
                                                           Whitman Marchand
                                                           Director

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1998
                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


         The following consolidated financial statements of The Coleman Company, Inc. and Subsidiaries are included in Item 8:

                                                                          Page
                                                                          ----

         Consolidated Balance Sheets as of December 31, 1998 and 1997....  F-3

         Consolidated Statements of Operations
           for the years ended December 31, 1998, 1997 and 1996..........  F-4

         Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 1998, 1997 and 1996..........  F-5

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1998, 1997 and 1996..........  F-6

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

                          REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
The Coleman Company, Inc.


         We have audited the accompanying consolidated balance sheets of The Coleman Company, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP


Wichita, Kansas
April 15, 1999

                    THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December 31,
                                                                                        -------------------------
                                                                                            1998          1997
                                                                                        -----------    -----------
                                ASSETS
Current assets:
  Cash and cash equivalents.......................................................      $    23,413    $    13,031
  Accounts receivable, less allowance of $8,894 in 1998
      and $8,930 in 1997..........................................................          143,670        154,279
  Notes receivable................................................................           17,419         25,477
  Inventories.....................................................................          230,126        236,327
  Income tax refunds receivable - affiliate.......................................            1,019         14,860
  Deferred tax assets.............................................................           26,926         26,378
  Prepaid expenses and other current assets.......................................           19,627         21,344
                                                                                        -----------    -----------
      Total current assets........................................................          462,200        491,696
Property, plant and equipment, net................................................          145,823        175,494
Goodwill, net.....................................................................          282,015        332,468
Deferred tax assets and other.....................................................           43,219         42,106
                                                                                        -----------    -----------
                                                                                        $   933,257    $ 1,041,764
                                                                                        -----------    -----------
                                                                                        -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................................      $       110    $       523
  Short-term borrowings...........................................................           45,803         64,207
  Accounts payable................................................................           77,558         91,846
  Accounts payable - affiliates...................................................           22,703          2,825
  Accrued expenses................................................................          101,114         93,796
                                                                                        -----------    -----------
      Total current liabilities...................................................          247,288        253,197
Long-term debt....................................................................              362        477,276
Debt payable to affiliate.........................................................          365,063             --
Other liabilities.................................................................           75,231         69,586
Minority interest.................................................................            6,698          1,236
Contingencies.....................................................................
Stockholders' equity:
  Preferred stock, par value $.01 per share;
      20,000,000 shares authorized, no shares issued
      or outstanding..............................................................               --             --
  Common stock, par value $.01 per share;
      80,000,000 shares authorized;
      55,827,490 shares issued and outstanding in 1998;
      53,433,414 shares issued and outstanding in 1997............................              558            534
  Additional paid-in capital......................................................          221,730        172,072
  Retained earnings...............................................................           21,977         80,296
  Accumulated other comprehensive loss............................................           (5,650)       (12,433)
                                                                                        -----------    -----------
      Total stockholders' equity..................................................          238,615        240,469
                                                                                        -----------    -----------
                                                                                        $   933,257    $ 1,041,764
                                                                                        -----------    -----------
                                                                                        -----------    -----------


                    See Notes to Consolidated Financial Statements

                     THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1998            1997          1996
                                                                        ------------   ------------   ------------
Net revenues.........................................................   $  1,015,373   $  1,154,294   $  1,220,216
Cost of sales........................................................        750,486        840,331        928,497
                                                                        ------------   ------------   ------------
Gross profit.........................................................        264,887        313,963        291,719
Selling, general and administrative expenses.........................        270,772        266,283        291,669
Interest expense, net................................................         33,213         40,852         38,727
Amortization of goodwill and deferred charges........................         19,584         11,338         10,473
Gain on sales of businesses..........................................        (32,411)          --             --
Other expense, net...................................................            170          1,867          1,151
                                                                        ------------   ------------   ------------

Loss before income taxes, minority interest
   and extraordinary item............................................        (26,441)        (6,377)       (50,301)
Income tax expense (benefit).........................................         13,846         (5,227)       (10,927)
Minority interest....................................................            276          1,386          1,872
                                                                        ------------   ------------   ------------
Loss before extraordinary item.......................................        (40,563)        (2,536)       (41,246)
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $11,474 in 1998,
  and $431 in 1996...................................................        (17,538)         --              (647)
                                                                        ------------   ------------   ------------
Net loss.............................................................   $    (58,101)  $     (2,536)  $    (41,893)
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------

Basic and diluted loss per share:
  Loss before extraordinary item.....................................   $      (0.73)  $       (.05)  $      (0.78)
  Extraordinary item.................................................          (0.32)           --           (0.01)
                                                                        ------------   ------------   ------------
      Net loss.......................................................   $      (1.05)  $       (.05)  $      (0.79)
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------

Weighted average common shares outstanding:
  Basic and diluted..................................................         55,309         53,344         53,197
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------


                 See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   Common Stock                               Accumulated
                                               -------------------   Additional                  Other
                                                 Number               Paid-In     Retained   Comprehensive
                                               of Shares    Amount    Capital     Earnings   Income (Loss)      Total
                                               ----------   ------   ----------   ---------  -------------    ----------
Balance at December 31, 1995..............     53,177,280   $ 532    $  165,466   $ 126,179    $     165      $ 292,342
    Comprehensive loss:
      Net loss ...........................            --      --            --      (41,893)         --         (41,893)
      Currency translation adjustment.....            --      --            --          --         3,011          3,011
      Minimum pension liability
        adjustment........................            --      --            --          --          (285)          (285)
                                                                                                              ---------
            Comprehensive loss............                                                                      (39,167)
    Purchases of common stock.............       (100,000)     (1)         (874)     (1,454)         --          (2,329)
    Stock split issuance costs............            --      --            (93)        --           --             (93)
    Stock issued under stock
         option plans.....................        145,140       1         1,737         --           --           1,738
    Stock option tax benefits.............            --      --            454         --           --             454
                                               ----------   -----    ----------   ---------    ---------      ---------

Balance at December 31, 1996..............     53,222,420     532       166,690      82,832        2,891        252,945
    Comprehensive loss:
      Net loss ...........................           --       --            --       (2,536)         --          (2,536)
      Currency translation adjustment.....           --       --            --          --       (14,686)       (14,686)
      Minimum pension liability
        adjustment........................           --       --            --          --          (638)          (638)
                                                                                                              ---------
            Comprehensive loss............                                                                      (17,860)
    Stock issued under stock
         option plans.....................        210,994       2         2,358         --           --           2,360
    Stock option tax benefits.............           --       --            225         --           --             225
    Contribution to capital by parent.....           --       --          2,799         --           --           2,799
                                               ----------   -----    ----------   ---------    ---------      ---------

Balance at December 31, 1997..............     53,433,414     534       172,072      80,296      (12,433)       240,469
    Comprehensive loss:
      Net loss ...........................           --       --            --      (58,101)         --         (58,101)
      Currency translation adjustment.....           --       --            --          --         7,126          7,126
      Minimum pension liability
        adjustment........................           --       --            --          --          (343)          (343)
                                                                                                              ---------
            Comprehensive loss............                                                                      (51,318)
    Stock issued under stock
         option plans.....................      2,394,076      24        36,207         --           --          36,231
    Stock option tax benefits.............           --       --         13,451         --           --          13,451
    Other.................................           --       --            --         (218)         --            (218)
                                               ----------   -----    ----------   ---------    ---------      ---------
Balance at December 31, 1998..............     55,827,490   $ 558    $  221,730   $  21,977    $  (5,650)     $ 238,615
                                               ----------   -----    ----------   ---------    ---------      ---------
                                               ----------   -----    ----------   ---------    ---------      ---------


                 See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                      Year Ended December 31,
                                                                            ----------------------------------------
                                                                                1998           1997           1996
                                                                            -----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................     $  (58,101)    $  (2,536)     $  (41,893)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
      Depreciation and amortization....................................         44,697        37,977          36,358
      Non-cash restructuring and other charges.........................          6,652        17,325          48,269
      Gain on sales of businesses......................................        (32,411)          --              --
      Extraordinary loss on early extinguishment of debt...............         29,012           --            1,078
      Minority interest................................................            276         1,386           1,872
      Change in assets and liabilities,
        net of effects from business acquisitions and dispositions:
           Decrease in receivables.....................................         28,821        23,296             976
           Decrease (increase) in inventories..........................            851        35,250         (42,402)
           (Decrease) increase in accounts payable.....................         (2,426)        1,226         (12,308)
           Other, net..................................................         10,216       (22,683)         (1,279)
                                                                            ----------     ---------      ----------
Net cash provided (used) by operating activities.......................         27,587        91,241          (9,329)
                                                                            ----------     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................        (23,663)      (26,973)        (41,334)
Purchases of businesses, net of cash acquired..........................            --        (14,300)       (161,875)
Net proceeds from sales of businesses and fixed assets.................        117,841         5,728           2,924
                                                                            ----------     ---------      ----------
Net cash provided (used) by investing activities.......................         94,178       (35,545)       (200,285)
                                                                            ----------     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings....................................        (23,125)       37,071         (11,043)
Net payments of revolving credit agreement borrowings..................        (52,578)      (91,498)         (2,779)
Proceeds from issuance of long-term debt...............................            174           --          235,000
Net increase in borrowings from affiliate .............................        365,063           --             --
Repayment of long-term debt, including redemption costs................       (447,229)       (2,867)         (6,648)
Debt issuance and refinancing costs....................................            --           (766)         (3,902)
Purchases of Company common stock......................................            --            --           (2,329)
Proceeds from stock options exercised including tax benefits...........         49,682         2,585           2,192
                                                                            ----------     ---------      ----------
Net cash (used) provided by financing activities.......................       (108,013)      (55,475)        210,491
                                                                            ----------     ---------      ----------
Effect of exchange rate changes on cash................................         (3,370)       (4,489)          4,357
                                                                            ----------     ---------      ----------
Net increase (decrease) in cash and cash equivalents...................         10,382        (4,268)          5,234
Cash and cash equivalents at beginning of the year.....................         13,031        17,299          12,065
                                                                            ----------     ---------      ----------
Cash and cash equivalents at end of the year...........................     $   23,413     $  13,031      $   17,299
                                                                            ----------     ---------      ----------
                                                                            ----------     ---------      ----------


                  See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The Coleman Company, Inc. ("Coleman" or the "Company") is a global manufacturer and marketer of consumer products for outdoor recreation and home hardware use.

         Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of Laser Acquisition Corp. ("Laser"), an indirect wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 79% of the outstanding Coleman common stock as of December 31, 1998.

         On February 27, 1998, CLN Holdings Inc. ("CLN Holdings"), the then parent of Coleman Worldwide, and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $159,957 in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F"), in connection with the Holdings Merger (the "Parent Holdings Settlement Agreement"). The Parent Holdings Settlement Agreement, subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a five-year warrant (the "Parent Holdings Warrant") to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders five-year warrants to purchase up to
4.98 million shares of Sunbeam common stock at $7.00

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the warrants previously issued to Parent Holdings and will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

         The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS

         All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company's cash equivalents consist primarily of investments in money market funds and commercial paper. The Company's cash equivalents are generally held until maturity and are carried at cost, which approximates fair value.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

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

GOODWILL

         Goodwill represents the excess of purchase price over the fair value of identifiable assets related to various acquisitions, which is being amortized on a straight-line basis over periods not in excess of 40 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the entity acquired or other qualitative factors, the carrying amount of the goodwill is reduced to estimated fair value based on market value or discounted cash flows,

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

as appropriate. During 1998, the Company wrote off $8,759 of goodwill as a result of its review of the Company's operations in Europe and changes in certain operating strategies following the Sunbeam Acquisition. Accumulated amortization aggregated $52,992 and $47,250 at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

         The Company recognizes revenues at the time title passes to the customer. Estimated customer returns and allowances are recognized at the time of sale primarily based on historical experience.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1998, 1997 and 1996 were $10,370, $11,871, and $11,082, respectively.

ADVERTISING AND PROMOTION EXPENSE

         Production costs of future media advertising are deferred until the advertising occurs. All other advertising and promotion costs are expensed when incurred. The amounts charged against operations for the years ended December 31, 1998, 1997 and 1996 were $52,062, $53,408, and $58,823, respectively.

INSURANCE PROGRAMS

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

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign operations are generally translated into United States dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries and branches operating in non-highly inflationary economies are recorded as a component of stockholders' equity and other comprehensive income. Foreign subsidiaries and branches operating in highly inflationary economies translate nonmonetary assets and liabilities at historical rates and include translation adjustments in the results of operations.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

DERIVATIVE FINANCIAL INSTRUMENTS

INTEREST RATE SWAP AND CAP AGREEMENTS

         The Company uses interest-rate swap and cap agreements to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates. Interest rate differentials to be paid or received as a result of interest rate swap or cap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair value of the swap and cap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Related premiums paid are amortized to interest expense ratably during the life of the swap or cap agreement.

         Gains and losses on termination of interest rate swap and cap contracts are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist. Realized and unrealized changes in fair value of interest rate swap and caps designated with liabilities that no longer exist are recorded as a component of the gain or loss arising from the disposition of the designated liability.

FOREIGN CURRENCY OPTIONS AND FORWARD CONTRACTS

         The Company uses foreign currency option and forward contracts (collectively, "Foreign Currency Contracts") to reduce its exposure to foreign currency risk related primarily to transactions with its foreign subsidiaries, including amounts payable or receivable, firm commitments and anticipated transactions. Foreign Currency Contracts designated and effective as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings when the designated transaction occurs. Foreign Currency Contracts not designated as hedges, fail to be or continue as effective hedges, or relate to transactions which are no longer probable of occurring are included in income as foreign exchange gains or losses. Discounts or premiums on forward contracts designated and effective as hedges are accreted or amortized to expense using the straight-line method over the term of the related contract. Discounts or premiums on forward contracts not designated or effective as hedges are included in the mark to market adjustment and recognized in income as foreign exchange gains or losses. Initial premiums paid for purchased option contracts are amortized over the related option period.

CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its funds into high credit quality financial institutions and, at times, may be in excess of the federal depository insurance limit. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 18), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non-performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

              CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

              LONG- AND SHORT-TERM DEBT: The carrying amounts of the Company's borrowings under its foreign bank lines of credit, revolving credit agreement and other variable rate debt, including debt payable to affiliate, approximate their fair value. The fair value of the Company's senior notes issues (see Note 9) was estimated using discounted cash flow analysis based on the Company's estimated current borrowing rate for similar types of borrowing arrangements.

              FOREIGN CURRENCY EXCHANGE CONTRACTS: The fair values of the Company's foreign currency contracts were estimated based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.

              INTEREST RATE SWAP: The fair values of interest rate swap agreements were the amounts at which they could be terminated, based on estimates obtained from dealers.

         The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                               December 31, 1998               December 31, 1997
                                                           ---------------------------    -------------------------
                                                            Carrying          Fair         Carrying        Fair
                                                             Amount           Value         Amount         Value
                                                            of Asset/       of Asset/      of Asset/     of Asset/
                                                           (Liability)     (Liability)    (Liability)   (Liability)
                                                           -----------     -----------    -----------   -----------
         Cash and cash equivalents.....................     $   23,413      $   23,413    $   13,031    $   13,031
         Short-term debt...............................        (45,803)        (45,803)      (64,207)      (64,207)
         Long-term debt excluding capital leases.......           --              --        (477,499)     (445,792)
         Foreign currency exchange contracts...........             83             (22)          128           128
         Debt payable to affiliate.....................       (363,893)       (363,893)         --            --
         Interest rate swap agreement..................           --              (930)         --            (171)


STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Coleman's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


EARNINGS PER SHARE

         Basic loss per share is computed using the weighted average number of shares of outstanding common stock. Diluted loss per share for the years ended December 31, 1998, 1997 and 1996 is based only on the weighted average number of common shares outstanding during each of those years, as the inclusion of 192,400, 153,218, and 352,926 common share equivalents, respectively, would have been antidilutive.

         Stock options to purchase 923,670, 1,931,000, and 2,457,520 shares of common stock were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of common share equivalents because the option exercise price was greater than the average market price of Coleman's common stock during each of the respective years.

RECLASSIFICATIONS

         Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with any unrealized gain or loss recognized as a component of net income or other comprehensive income. SFAS No. 133 will be effective for the Company's fiscal year beginning January 1, 2000. Earlier application of the provisions of SFAS No. 133 are encouraged; however, the Company has not determined if it will apply the provisions of SFAS No. 133 prior to January 1, 2000, nor has the Company estimated the impact of applying the provisions of SFAS No. 133 on the Company's statement of financial position or statement of operations.

 2.  ACQUISITIONS AND DIVESTITURES

         On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,300 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $38,800. On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), the successor to the assets acquired from Seatt, to Ranco Incorporated of

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc, for approximately $95,798, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $25,098 during 1998.

         On February 28, 1996, the Company purchased approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"), a leading manufacturer and distributor of camping appliances in Europe. The Company completed the necessary steps to acquire the remaining 30% of the outstanding shares during the second quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses. The acquisition of Camping Gaz was accounted for under the purchase method. In connection with the final allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $78,900, which is being amortized over 40 years on the straight-line method. At acquisition, the Company recognized a liability in the amount of $21,898 representing severance and other termination benefits for certain production and administrative employees of Camping Gaz pursuant to a plan adopted by management to integrate the Camping Gaz and Coleman operations into a global recreation products business. During 1998, 1997, and 1996, approximately $2,161, $10,459, and $5,409, respectively, of severance and other termination benefits were paid and charged against the liability. The Company has recorded reductions to the liability of $1,696 related primarily to changes in its initial estimate, which have been reflected as a reduction of the cost to acquire Camping Gaz and has reduced the related goodwill. As of December 31, 1998, $2,173 of this liability remains and is expected to be paid by the first quarter of 2000.

         The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained control of Camping Gaz, and has recognized minority interest related to the remaining shares for the period March 1, 1996 through June 30, 1996.

         The following summarized, unaudited pro forma results of operations for the year ended December 31, 1996 assume the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of 1996. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Camping Gaz acquisition occurred at the beginning of 1996. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                                                                                  Year Ended
                                                                                  December 31,
                                                                                      1996
                                                                                  ------------
         Net revenues......................................................       $ 1,246,370
         Loss before extraordinary item....................................            41,407
         Net loss..........................................................            42,054
         Basic loss per common share:
              Loss before extraordinary item...............................       $      0.78
               Net loss....................................................              0.79


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         On October 13, 1998, the Company sold Coleman Spas, Inc. ("Spas"), a wholly-owned subsidiary of the Company, which manufactures and markets portable spas and related products for the consumer market, to MAAX Holdings Inc., a wholly-owned subsidiary of MAAX Inc., for approximately $17,040, net of fees and expenses. In connection with the sale of Spas, the Company recorded a pre-tax gain of $7,313 in 1998. The net proceeds from the sale of Spas are subject to certain post-closing adjustments which could change the pre-tax gain.

3.  RESTRUCTURING AND OTHER CHARGES

         During 1996, 1997 and 1998, the Company recorded restructuring charges totaling $66,202, $32,791 and $17,635, respectively. The charges generally relate to integration of operations following business acquisitions (including costs associated with consolidation of operations and severance), elimination of product lines, consolidation and/or rationalization of facilities, severance and employee termination costs and additional costs related to these activities. There were no significant operations generated from facilities or assets included in a restructuring charge since the date of the charge.

         In addition to the restructuring charges, the Company recorded other charges during 1996, 1997 and 1998 totaling $7,998, $3,628 and $13,672, respectively. These charges primarily relate to asset write-offs and integration expense, but do not meet the criteria to qualify as restructuring charges. These charges are combined with the restructuring charges in the following table.

                                                    Inventory                         Idle
                                    Impairment      and Other                      Facilities
                                     of Fixed         Asset        Termination     and Other
                                      Assets       Impairments        Costs        Exit Costs       Total
                                    ----------     -----------     -----------     ----------     ---------
1996 Charges...................     $ 10,012        $  38,257       $  2,018       $   23,913     $  74,200
Activity.......................       (1,789)         (25,875)        (1,633)         (12,429)      (41,726)
                                    --------        ---------       --------       ----------     ---------
Balance at 12/31/96............        8,223           12,382            385           11,484        32,474
1997 Charges...................        6,449           10,961         12,146            6,863        36,419
Activity.......................       (6,530)         (14,966)        (9,729)          (9,656)      (40,881)
                                    --------        ---------       --------       ----------     ---------
Balance at 12/31/97............        8,142            8,377          2,802            8,691        28,012
1998 Charges...................        1,288            3,956         15,668           10,395        31,307
Activity.......................       (1,364)         (10,524)        (9,814)         (15,747)      (37,449)
                                    --------        ---------       --------       ----------     ---------
Balance at 12/31/98............     $  8,066        $   1,809       $  8,656       $    3,339     $  21,870
                                    --------        ---------       --------       ----------     ---------
                                    --------        ---------       --------       ----------     ---------


         During 1996, the Company recorded restructuring charges of $66,202 and other charges of $7,998. The Company reflected $44,005 of the charges in cost of sales and $30,195 in selling, general and administrative ("SG&A") expenses. The components of the charges are as follows.

         INTEGRATION OF CAMPING GAZ AND COLEMAN - Restructuring charges totaling $29,067 were recorded to integrate the Camping Gaz operations. Actions related to the integration included consolidating facilities, eliminating duplicate product lines including related inventory and equipment, and termination of employees. The charges for these actions are included in the table above as follows: Impairment of Fixed Assets, $9,035; Inventory and Other Asset Impairments, $6,437; Termination Costs, $1,799; and Idle Facilities and Other Exit Costs, $11,796. The severance and termination costs related to approximately 200 employees, all of

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

whom had left the Company by December 31, 1996. The severance and termination costs and other exit costs were cash charges, while the fixed asset and inventory and other asset impairments resulted in non-cash charges. The integration actions were substantially complete by December 31, 1998, with the disposal of an idle warehouse being the only significant remaining action to be completed. The only significant adjustment recorded to the original charge was to increase the allowance for the idle warehouse by $1,705 to $7,938. The warehouse remains unsold at December 31, 1998.

         EXIT LOW END ELECTRIC PRESSURE WASHER BUSINESS - The Company recorded restructuring charges totaling $19,000 to exit the Company's low end electric pressure washer business. The exit costs included $13,211 for disposing of inventory and other assets, and $5,789 for other exit costs. The inventory disposal was substantially complete by December 31, 1997, and resulted in non-cash charges. The other exit costs were substantially paid by December 31, 1997, and principally resulted in cash charges. No significant adjustments were made to the original charge in subsequent periods.

         EXIT A PORTION OF BATTERY POWERED LIGHT BUSINESS - Restructuring charges totaling $18,135 were recorded to exit a portion of the Company's battery powered light business during the year as part of a settlement with another battery powered light manufacturer. The charges included $12,618 for inventory and other asset impairments and $5,517 for other exit costs. Other exit costs include $4,000 cash charges to settle litigation with the other battery powered light manufacturer. The inventory was destroyed and the exit costs were fully paid by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         OTHER CHARGES - The Company recorded other charges totaling $7,998 which principally consist of costs to exit portions of certain products and recognition of quality issues related to these and other products. The costs do not qualify as restructuring charges, but are included in the table above since the amounts involved are larger than similar charges in prior years. These costs are included in the table above as follows: Impairment of Fixed Assets, $977; Inventory and Other Asset Impairments, $5,991; Termination Costs, $219; and Idle Facilities and Other Exit Costs, $811.

         During 1997, the Company recorded restructuring charges of $32,791 and other charges of $3,628. The Company reflected $19,673 of the charges in cost of sales and $16,746 in SG&A expenses. Significant components of the charges are as follows.

         EXIT LOW-MARGIN PRODUCT LINES - The Company recorded restructuring charges of $15,735 to eliminate several low-margin product lines including the remaining pressure washer business and numerous stock keeping units in the outdoor products business. The majority of these charges relate to inventory disposals and related actions and are included in the table above as follows: Impairment of Fixed Assets, $2,105; Inventory and Other Asset Impairments, $10,290; Termination Costs, $1,503; and Idle Facilities and Other Exit Costs, $1,837. The termination costs and other exit costs were generally cash charges, while the charges for the inventory and other assets were generally non-cash charges. The actions to exit the low-margin product lines were substantially complete by December 31, 1998. The termination costs related to approximately 25 employees, all of whom had left the Company by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES - The Company recorded restructuring and other charges totaling $14,943 to close and relocate certain administrative and sales offices during the year. The locations included corporate, domestic and international facilities and the majority of the charges

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

related to employee termination benefits. The charges are included in the table above as follows: Impairment of Fixed Assets, $1,617; Termination Costs, $9,450; and Idle Facilities and Other Exit Costs, $3,876. This plan was fully implemented in 1997, and substantially all of the termination and other exit costs were cash charges. The termination costs related to approximately 85 employees, all of whom left the Company by December 31, 1997. The fixed asset impairments resulted in non-cash charges. An additional charge of approximately $5,347 was included in the 1998 restructuring charges to add to the employee termination benefits due to the outcome of related arbitration. The remaining amount of unpaid termination costs at December 31, 1998 of $4,264 is expected to be paid by December 31, 2000.

         CLOSE SEVERAL MANUFACTURING FACILITIES - Restructuring charges totaling $5,741 were recorded to close two domestic and one international manufacturing facility in 1997 in order to further consolidate operations and reduce costs. Costs associated with the closures are included in the table above as follows: Impairment of Fixed Assets, $2,727; Inventory and Other Asset Impairments, $671; Termination Costs $1,193; and Idle Facilities and Other Exit Costs, $1,150. The actions associated with the facilities closure were substantially complete as of December 31, 1997, and consisted of cash charges for termination costs and other exit costs and primarily non-cash charges for asset impairments. The termination costs related to approximately 415 employees, all of whom left the Company by December 31, 1997. No significant adjustments were made to the original charge in subsequent periods.

         During 1998, the Company recorded $17,635 of restructuring charges and other charges of $13,672. The Company reflected $1,062 of the charges in cost of sales and $30,245 in SG&A expenses. Significant components of the charges are as follows.

         CLOSE FACILITIES - The Company recorded restructuring charges of $3,507 to further consolidate operations and improve efficiency. The related actions included closing several operations in Europe and one domestic manufacturing facility during the year. The charges associated with the closures are included in the table above as follows: Impairment of Fixed Assets, $13; Inventory and Other Asset Impairments, $101; Termination Costs, $2,547; and Idle Facilities and Other Exit Costs, $846. The termination costs included severance benefits for approximately 150 employees, which had been fully paid to the former domestic employees by December 31, 1998, and will be fully paid to the European employees by December 31, 2000. The asset impairment charges are principally non-cash charges and the related actions were generally completed by December 31, 1998. The other exit costs are primarily non-cash charges and have generally been paid by December 31, 1998. No additional charges are anticipated in future periods from the foregoing actions.

         EMPLOYEE TERMINATION AND SEVERANCE - The Company recorded restructuring and other charges totaling $7,891 following the Sunbeam acquisition for the termination of 117 employees. The charges, all included in Termination Costs in the above table, are cash charges which will be fully paid by December 31, 2000. No additional charges are anticipated in future periods related to this issue.

         REVISE PRIOR YEAR ESTIMATES - The Company recorded restructuring and other charges totaling $6,237 as adjustments to charges previously recorded in 1996 and 1997, due to changes in facts and circumstances related to the prior years' restructuring issues, including a change in the carrying value of the idle warehouse identified as part of the integration of Camping Gaz and Coleman and a change in the termination benefits related to the closure and relocation of certain administrative and sales offices described above. The charges are included in the table above as follows: Impairment of Fixed Assets, $1,119; Inventory and Other Asset Impairments, ($419); Termination Costs, $5,230; and Idle Facilities and Other Exit Costs, $307. As indicated above, the idle warehouse remains held for sale at December 31, 1998, and the additional termination costs

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

are expected be paid by December 31, 2000.

         ACQUISITION OF COLEMAN BY SUNBEAM - The Company recorded other charges totaling $13,672 resulting from expenses associated with the acquisition of the Company by Sunbeam including advisory fees, abandoning a company-wide enterprise resource computer software system, and terminating a licensing services agreement with an affiliate of Parent Holdings. These charges do not qualify as restructuring charges, but are included in the table above because of the unusual nature of the costs. These charges are included in the table above as follows: Impairment of Fixed Assets, $156; Inventory and Other Asset Impairments, $4,274; and Idle Facilities and Other Exit Costs, $9,242. No additional charges are anticipated in future periods related to this issue.

4.  INVENTORIES

         Inventories consisted of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    1998        1997
                                                                                 ---------   ---------
         Raw material and supplies.........................................      $  45,395   $  59,406
         Work-in-process...................................................          6,539       7,813
         Finished goods....................................................        178,192     169,108
                                                                                 ---------   ---------
                                                                                 $ 230,126   $ 236,327
                                                                                 ---------   ---------
                                                                                 ---------   ---------


5.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consisted of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    1998        1997
                                                                                 ---------   ---------
         Land and land improvements........................................      $   6,429   $   7,700
         Buildings and building improvements...............................         73,964      79,101
         Machinery and equipment...........................................        180,315     192,650
         Construction-in-progress..........................................          7,983      10,076
                                                                                 ---------   ---------
                                                                                   268,691     289,527
         Accumulated depreciation..........................................       (122,868)   (114,033)
                                                                                 ---------   ---------
                                                                                 $ 145,823   $ 175,494
                                                                                 ---------   ---------
                                                                                 ---------   ---------


         Depreciation expense was $25,672, $26,956, and $25,770 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

6.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    1998        1997
                                                                                 ---------   ---------
         Compensation and related benefits.................................      $  26,305   $  20,385
         Other.............................................................         74,809      73,411
                                                                                 ---------   ---------
                                                                                 $ 101,114   $  93,796
                                                                                 ---------   ---------
                                                                                 ---------   ---------


7.  OTHER LIABILITIES

         Other liabilities consisted of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    1998        1997
                                                                                 ---------   ---------
         Pensions and other postretirement benefits........................      $  52,770   $  49,121
         Other.............................................................         22,461      20,465
                                                                                 ---------   ---------
                                                                                 $  75,231   $  69,586
                                                                                 ---------   ---------
                                                                                 ---------   ---------


8.  SHORT-TERM BORROWINGS

         The Company maintained short-term bank lines of credit at December 31, 1998 and 1997 aggregating approximately $76,390, and $115,249, respectively, of which approximately $45,803 and $64,207 were outstanding at December 31, 1998 and 1997, respectively. The weighted average interest rate on amounts borrowed under these short-term lines was approximately 2.8% and 2.7% at December 31, 1998 and 1997, respectively.

         Outstanding letters of credit aggregated approximately $40,606 and $37,208 at December 31, 1998 and 1997, respectively.

9.  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    1998        1997
                                                                                 ---------   ---------
         7.26% Senior Notes due 2007 (b)...................................      $     --    $ 200,000
         7.10% Senior Notes due 2006 (b)...................................            --       85,000
         7.25% Senior Notes due 2008 (b)...................................            --       75,000
         Revolving credit facility (a).....................................            --       52,127
         Term loan (a).....................................................            --       64,894
         Other.............................................................            472         778
                                                                                 ---------   ---------
                                                                                       472     477,799
         Less current portion..............................................            110         523
                                                                                 ---------   ---------
                                                                                 $     362   $ 477,276
                                                                                 ---------   ---------
                                                                                 ---------   ---------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         ---------------
         a) In April 1996, the Company amended its credit agreement to: a) provide a French Franc term loan, b) provide a $275,000 unsecured revolving credit facility, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement. Based upon the amended terms of the credit agreement, the Company deemed the amended terms were substantially different from the original terms of the credit agreement and therefore, accounted for the transaction as an extinguishment of the old credit agreement and creation of a new credit agreement. The extraordinary loss recorded by the Company of $1,078 in 1996 represents a write-off of the unamortized financing costs associated with the old credit agreement. In March 1998, in connection with the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection with the termination of this agreement, the Company recorded an extraordinary loss of $2,038 in 1998 which represents a write-off of the related unamortized financing costs associated with the credit agreement.

         b) The Company's various senior notes aggregating $360,000 were redeemed on April 21, 1998 at a cost of $383,395. The $23,395 of redemption costs in excess of carrying value along with the write-off of the related unamortized financing costs of $2,694 and unamortized deferred interest rate swap losses of $885 are reflected as an extraordinary loss on early extinguishment of debt.

         The aggregate scheduled amounts of long-term debt maturities in the years 1999 through 2003 are $110, $175, $97, $24, and $24, respectively.

10.      ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) consisted of the following:

                                                                                                  Accumulated
                                                                   Currency        Minimum           Other
                                                                  Translation      Pension       Comprehensive
                                                                  Adjustment      Liability      Income/(Loss)
                                                                  -----------     ---------      -------------
         Balance at December 31, 1995.........................     $     165       $    --          $     165
         Current year pre-tax change..........................         3,011            (470)           2,541
         Tax benefit..........................................          --               185              185
                                                                   ---------       ---------        ---------
         Balance at December 31, 1996.........................         3,176            (285)           2,891
         Current year pre-tax change..........................        (9,946)         (1,056)         (11,002)
         Tax (expense) benefit................................        (3,566)            418           (3,148)
         Minority interest....................................        (1,174)           --             (1,174)
                                                                   ---------       ---------        ---------
         Balance at December 31, 1997.........................       (11,510)           (923)         (12,433)
         Current year pre-tax change..........................         8,142            (568)           7,574
         Tax (expense) benefit................................          (602)            225             (377)
         Minority interest....................................          (414)           --               (414)
                                                                   ---------       ---------        ---------
         Balance at December 31, 1998.........................     $  (4,384)      $  (1,266)       $  (5,650)
                                                                   ---------       ---------        ---------
                                                                   ---------       ---------        ---------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

11.      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into foreign currency forward exchange contracts and purchased foreign currency options to mitigate a portion of the risk related primarily to transactions with its foreign subsidiaries including amounts payable or receivable, firm commitments and anticipated transactions. The purpose of the Company's foreign currency risk management activities is to protect the Company from the risk that future cash flows resulting from transactions with its foreign subsidiaries will be adversely affected by changes in exchange rates.

         At December 31, 1998 and 1997, the Company had forward exchange contracts and purchased options, all having maturities of less than one year, to exchange various foreign currencies for U.S. dollars in the amount of $63,286 and $1,580, respectively. The table below summarizes by currency, the contractual amounts and related unrealized gain (loss) of the Company's forward exchange and option contracts at December 31, 1998 and 1997:

                                                    Purchased                   Recognized       Deferred
                                       Forward       Option         Total       Unrealized      Unrealized
                                      Contracts     Contracts     Contracts     Gain (Loss)     Gain (Loss)
                                      ---------     ---------     ---------     -----------     -----------
December 31, 1998
Currency:
    Deutschemark...............       $  12,000     $  18,369     $  30,369        $   207         $  --
    Yen........................          14,941        12,451        27,392           (655)           --
     Pound sterling............           4,000         1,525         5,525             57            --
                                      ---------     ---------     ---------        -------         -----
Total                                 $  30,941     $  32,345     $  63,286        $  (391)        $  --
                                      ---------     ---------     ---------        -------         -----
                                      ---------     ---------     ---------        -------         -----
December 31, 1997
Currency:
    Yen........................       $   1,580     $    --       $   1,580        $  --           $ 128
                                      ---------     ---------     ---------        -------         -----
                                      ---------     ---------     ---------        -------         -----


         The Company also manages its interest rate risks through the use of interest rate swaps under which the Company agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed notional principal amount. As the Company's interest bearing liabilities primarily represent variable-rate short- and long-term debt, interest rate swaps are used to reduce the impact of changes in interest rates on interest expense. At December 31, 1998, $25,000 of the Company's debt payable to affiliate was subject to an interest rate swap agreement. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR over the next three years.

         The Company accounts for its interest rate swaps and caps using hedge accounting with the net payable or receivable accrued as an adjustment to current period interest expense. Unrealized gains or losses related to interest rate swaps and caps are not reflected in the accompanying financial statements. As of December 31, 1998 and 1997, the Company's interest rate swaps and caps had a cumulative unrealized loss of approximately $930 and $171, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

12.      INCOME TAXES

         For all taxable periods ended on or prior to March 30, 1998, the Company was included in the consolidated federal income tax return of M&F and certain consolidated state tax returns of M&F or its affiliates (collectively, the "M&F Consolidated Returns") pursuant to a tax sharing agreement (the "Tax Sharing Agreement") between M&F, Coleman Worldwide and Coleman. Pursuant to the Holdings Merger Agreement, the Tax Sharing Agreement terminated with respect to M&F and its affiliates, but not with respect to Coleman Worldwide. The Sunbeam Acquisition caused the Company to become deconsolidated from the M&F Consolidated Return and resulted in the loss of certain deferred tax assets which have been charged to income tax expense. For periods ended subsequent to March 30, 1998, the Company will file its own separate federal and certain state income tax returns until such time as Sunbeam owns more than 80% of the outstanding Coleman common stock and also will be included in certain other consolidated state income tax returns of Sunbeam. For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns. The accompanying consolidated balance sheet includes approximately $1,019 and $14,860 of federal and state income taxes receivable from affiliates at December 31, 1998 and 1997, respectively.

         For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                                          Year Ended December 31,
                                                                  -------------------------------------
                                                                     1998          1997          1996
                                                                  ---------     ---------     ---------
     (Loss) earnings before income taxes, minority
        interest and extraordinary item:
           Domestic..........................................     $ (24,833)    $ (14,129)    $ (29,532)
           Foreign...........................................        (1,608)        7,752       (20,769)
                                                                  ---------     ---------     ---------
                                                                  $ (26,441)    $  (6,377)    $ (50,301)
                                                                  ---------     ---------     ---------
                                                                  ---------     ---------     ---------


         Significant components of the provision for income tax expense (benefit) were as follow:

                                                                          Year Ended December 31,
                                                                  -------------------------------------
                                                                     1998          1997          1996
                                                                  ---------     ---------     ---------
     Current:
        Federal..............................................     $   2,093     $ (11,045)    $    (709)
        State  ..............................................            72           --           (334)
        Foreign..............................................         2,868         1,485         3,454
                                                                  ---------     ---------     ---------
           Total current.....................................         5,033        (9,560)        2,411
                                                                  ---------     ---------     ---------
     Deferred:
        Federal..............................................         2,735         7,851       (10,686)
        State  ..............................................        (1,323)       (1,493)       (2,178)
        Foreign..............................................         7,401        (2,025)         (474)
                                                                  ---------     ---------     ---------
           Total deferred....................................         8,813         4,333       (13,338)
                                                                  ---------     ---------     ---------
                                                                  $  13,846     $  (5,227)    $ (10,927)
                                                                  ---------     ---------     ---------
                                                                  ---------     ---------     ---------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


         The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                                        Year Ended December 31,
                                                                    ----------------------------------
                                                                     1998          1997          1996
                                                                    ------        ------        ------
     (Benefit) provision at statutory rate...................        (35.0)%       (35.0)%       (35.0)%
     State taxes, net........................................         (3.1)        (15.2)         (4.6)
     Nondeductible amortization .............................         29.0          37.1           5.0
     Nondeductible merger costs..............................          9.4           --            --
     Deconsolidation tax charges.............................         17.5           --            --
     Foreign operations......................................          5.9         (66.4)          4.3
     Change in tax rates.....................................          6.2         (20.8)          --
     Valuation allowance.....................................         29.0          37.0           7.0
     Puerto Rico operations..................................         (2.2)        (12.9)          0.4
     Other, net..............................................         (4.3)         (5.8)          1.2
                                                                     -----         -----         -----
     Effective tax rate (benefit) provision..................         52.4%        (82.0)%       (21.7)%
                                                                     -----         -----         -----
                                                                     -----         -----         -----


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                        December 31,
                                                                                 -----------------------
                                                                                    1998          1997
                                                                                 ---------     ---------
     Deferred tax assets:
         Postretirement benefits other than pensions.......................      $  12,991     $  12,964
         Reserves for self-insurance and warranty costs....................          5,979         4,898
         Pension liabilities...............................................          8,137         7,377
         Inventory.........................................................          8,322         6,626
         Net operating loss carryforwards..................................         74,095        56,739
         Other, net........................................................         12,632        12,728
                                                                                 ---------     ---------
              Total deferred tax assets....................................        122,156       101,332
         Valuation allowance...............................................        (45,058)      (39,990)
                                                                                 ---------     ---------
                  Net deferred tax assets..................................         77,098        61,342
                                                                                 ---------     ---------
     Deferred tax liabilities:
         Depreciation......................................................         16,507        19,872
         Other, net........................................................         13,811        10,676
                                                                                 ---------     ---------
              Total deferred tax liabilities...............................         30,318        30,548
                                                                                 ---------     ---------
                  Net deferred tax assets..................................      $  46,780     $  30,794
                                                                                 ---------     ---------
                                                                                 ---------     ---------


         The deferred tax account balance at December 31, 1998 differs from the account balance at December 31, 1997 due primarily to the 1998 deferred tax provision, the tax effects of foreign translation

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

adjustments, the exercise of employee stock options recorded as a component of stockholders' equity and the tax effect of the benefit related to debt extinguishment treated as an extraordinary item.

         During 1998, the Company increased the valuation allowance related to certain foreign deferred tax assets due to uncertainties over realization. At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $160,227 for certain domestic and foreign income tax purposes. These NOLs expire beginning in 1999.

         The Company has not provided for taxes on undistributed foreign earnings of approximately $19,153 at December 31, 1998, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13.  RELATED PARTY TRANSACTIONS

BORROWINGS FROM SUNBEAM

         The Company's ability to meet its current cash operating requirements, including projected capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and advances or loans to the Company from Sunbeam or its affiliates. Sunbeam has informed the Company that it has the positive intent and ability to fund the Company's cash requirements through April 10, 2000. Amounts loaned by Sunbeam are represented by a promissory note (the "Intercompany Note") which totaled $365,063 at December 31, 1998 and until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998, the Intercompany Note bore interest at a floating rate equal to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility. The weighted average interest rate charged by Sunbeam on the Intercompany Note during the year ended December 31, 1998 was 7.1% and the total interest charged by Sunbeam to Coleman was $20,991. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $743. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's consolidated balance sheet. Coleman is also a borrower under Sunbeam's credit facility (the "Sunbeam Credit Facility") for purposes of letters of credit borrowings.

         On April 15,1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into an amended and restated Intercompany Note (the "Amended Intercompany Note"), intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the six month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the six month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing March 31, 2005. In addition, pursuant to the Sunbeam Credit Facility, Sunbeam has borrowed approximately $1,262,500 in two tranches of term loans with scheduled repayments through maturity on March 31, 2005. As a result of Sunbeam's operating losses during 1998, Sunbeam was not in compliance with the financial covenants contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and waived compliance with certain other financial covenants through April 10, 2000. Interest accrues at a rate selected at Sunbeam's option of: (i) LIBOR plus an agreed upon interest margin which varies depending upon the occurrence of certain specified events or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an agreed upon interest margin which varies depending upon the occurrence of certain specified events.

         Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of certain of Sunbeam's subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material subsidiaries (other than as described below, Coleman and its subsidiaries), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Corporation Canada Limited ("Sunbeam Canada") common stock owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by certain of Sunbeam's wholly owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for its letter of credit borrowings under the Sunbeam Credit Facility.

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements, (vi) make capital expenditures and Year 2000 remediation expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigations, (x) alter its cash management system and (xi) alter the businesses they conduct. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, ERISA, judgments and change of ownership and control.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

BUSINESS ACQUISITIONS

         As of March 31, 1997, the Company purchased an inactive subsidiary from an affiliate of M&F for net cash consideration of $1,031, including transaction costs. The Company expects to realize certain foreign tax benefits from this transaction in future years. Under certain circumstances, a portion of these tax benefits will be payable to the affiliate to the extent such tax benefits are realized by the Company. During the fourth quarter of 1997, the Company purchased an inactive subsidiary from an affiliate of M&F in a transaction in which the Company expects to realize certain foreign tax benefits in future years and for which the Company agreed to pay 50% of those realized benefits to the affiliate. The Company has recorded a liability to the affiliate in the amount of $219 which represents 50% of the estimated amount of future tax benefits. The $2,799 excess value of estimated realizable tax benefits acquired over the total acquisition costs have been accounted for as a capital contribution due to M&F's common control over each of the parties involved at the time of each transaction.

         On December 31, 1998, the Canadian Coleman Company LTD ("Canadian Coleman"), a subsidiary of Coleman, acquired a subsidiary from Sunbeam ("Canadian Sunbeam") in exchange for newly issued common stock of Canadian Coleman. The issuance of additional common stock to Sunbeam reduced Coleman's ownership in Canadian Coleman from 100% to approximately 57%. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to Sunbeam's common control over each of the parties involved in the transaction. The $218 of excess book value of Coleman's 43% interest given up in the net assets of Canadian Coleman prior to the transaction over Coleman's 57% interest received in the net assets of Canadian Sunbeam have been charged to retained earnings. Subsequent to December 31, 1998, Canadian Coleman and Canadian Sunbeam amalgamated to form Sunbeam Corporation (Canada) Limited.

INSURANCE PROGRAMS

         Since the consummation of the Sunbeam Acquisition, Coleman has been insured under policies maintained by Sunbeam or its affiliates, including workers compensation and liability insurance. Until the consummation of the Sunbeam Acquisition, Coleman was insured under policies maintained by M&F or its affiliates, including workers compensation and liability insurance. The Company's insurance expense including its allocable share of premium costs from Sunbeam and M&F for such insurance was $6,269, $5,728 and $4,967 for the years ended December 31, 1998, 1997 and 1996, respectively.

SERVICES ARRANGEMENTS

         Until the Sunbeam Acquisition, from time to time, Coleman purchased, at negotiated rates, specialized accounting and other services from M&F and its affiliates. Coleman also provided, at negotiated rates, specialized accounting services and other services to M&F and its affiliates. The net expense for such services was $493 and $394 during 1998 and 1997, respectively, and was immaterial in prior years.

         Since the consummation of the Sunbeam Acquisition, the Company has provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) executive, general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. For the year ended December 31, 1998, the cost of the services provided by the Company and charged to Sunbeam and its affiliates in the amount of $2,268 has been reflected as a reduction

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

in selling, general and administration ("SG&A") expenses, and the $3,009 of charges to Coleman for services received by Coleman from Sunbeam and its affiliates for such period has been included in SG&A expenses. The cost of the services is assessed based on actual usage or other allocation methods which management believes are reasonable.

LICENSING SERVICES

        During 1997, the Company engaged an affiliate of M&F to provide licensing services. The Company recorded expenses of $650 related to these services in 1997. In connection with the Sunbeam Acquisition, during 1998 the Company terminated the licensing services agreement and recorded $2,000 of expense related to payments to be made under the terms of the termination agreement and $225 of expense related to certain receivables from an affiliate of Parent Holdings which were forgiven as part of the same termination agreement.

OTHER

         During 1998, Coleman purchased products for resale from Sunbeam for approximately $17,537.

         The Company subleased six thousand square feet of office space in New York City from an affiliate of M&F pursuant to a month-to-month occupancy memorandum (the "Lease") entered into during 1997. The Lease was terminated during 1998. The rent paid by the Company pursuant to the Lease was $81 and $158 during the years ended December 31, 1998 and 1997, respectively.

         Prior to the Sunbeam Acquisition, Coleman purchased air transportation services from a corporation, one of whose shareholders was a director of Coleman until the consummation of the Sunbeam Acquisition. The Company paid $168 and $158 for these services during the years ended December 31, 1998 and 1997, respectively.

         In 1996, the Company entered into an agreement with an affiliate of M&F in which the Company realized approximately $1,800 of net tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized.

         For all taxable periods ended on or prior to March 30, 1998, the Company was included in the M&F Consolidated Returns and was party to the Tax Sharing Agreement. Pursuant to the Holdings Merger Agreement, the Tax Sharing Agreement terminated with respect to M&F and its affiliates, but not with respect to Coleman Worldwide. See Note 12.

14.  EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

         The Company sponsors defined benefit plans covering certain employees of the Company who meet eligibility requirements. The plans' benefits are based on an employee's years of service. Effective January 1, 1999, the Company's retirement plan for salaried employees was amended to convert the plan to a cash balance plan. The plans' assets primarily consist of corporate stocks, mutual funds and fixed income securities. Funding of the plans is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations. The Company also provides certain unfunded postretirement health and life insurance benefits

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

for certain retired employees.

         The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined pension benefit and other postretirement plans:

                                                                  Pension Benefits       Postretirement Benefits
                                                               ----------------------    -----------------------
                                                                      December 31,             December 31,
                                                               ----------------------    -----------------------
                                                                  1998         1997        1998          1997
                                                               ---------    ---------    ---------    ----------
Change in benefit obligation:
    Benefit obligation at beginning of year..................  $  43,246    $  37,092    $  19,080    $  18,787
    Service cost.............................................      3,076        3,081          919          927
    Interest cost............................................      3,157        2,813        1,473        1,453
    Plan amendment...........................................     (3,641)         222         (487)        --
    Plan participants' contributions.........................       --           --             58           74
    Curtailment (gain) loss..................................       (300)         840         --           --
    Benefits paid............................................     (1,112)        (628)      (1,206)        (890)
    Actuarial loss (gain)....................................         57         (174)       3,118       (1,271)
                                                               ---------    ---------    ---------    ---------
    Benefit obligation at end of year........................     44,483       43,246       22,955       19,080
                                                               ---------    ---------    ---------    ---------
Change in plan assets:
    Fair value of plan assets at beginning of year...........     23,102       16,197         --           --
    Actual return on plan assets.............................      2,577        2,946         --           --
    Employer contributions...................................      1,737        4,587        1,148          816
    Plan participants' contributions.........................       --           --             58           74
    Benefits paid............................................     (1,112)        (628)      (1,206)        (890)
                                                               ---------    ---------    ---------    ---------
    Fair value of plan assets at end of year.................     26,304       23,102         --           --
                                                               ---------    ---------    ---------    ---------
Under funded plans...........................................    (18,179)     (20,144)     (22,955)     (19,080)
Unrecognized transition asset................................       --           --         (3,441)      (3,707)
Unrecognized net actuarial loss (gain).......................      1,774        6,259         (573)      (3,817)
Unrecognized prior service cost (benefit)....................         43          130         (803)        (404)
                                                               ---------    ---------    ---------    ---------
Net amounts recognized.......................................  $ (16,362)   $ (13,755)   $ (27,772)   $ (27,008)
                                                               ---------    ---------    ---------    ---------
                                                               ---------    ---------    ---------    ---------
Amounts recognized in the consolidated balance sheet
    consist of:
      Accrued benefit liability..............................  $ (18,510)   $ (15,424)   $ (27,772)   $ (27,008)
      Intangible asset.......................................         54          143         --           --
      Accumulated other comprehensive income.................      2,094        1,526         --           --
                                                               ---------    ---------    ---------    ---------
Net amount recognized........................................  $ (16,362)   $ (13,755)   $ (27,772)   $ (27,008)
                                                               ---------    ---------    ---------    ---------

Weighted average assumptions as of December 31,
    Discount rate............................................       6.75%        7.50%        6.75%        7.50%
    Expected return on plan assets...........................       9.00%        9.00%        9.00%        9.00%
    Rate of compensation increase............................       4.00%        5.00%        4.00%        5.00%


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         Net pension expense and periodic postretirement benefit expense include the following components:

                                                                         Year Ended December 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------
        Pension expense:
          Service cost........................................    $  3,076      $  3,081      $  3,098
          Interest cost.......................................       3,157         2,813         2,442
          Curtailment loss....................................          79           972           --
          Expected return on plan assets......................      (2,144)       (1,623)       (1,078)
          Amortization of unrecognized
             prior service cost ..............................           5            10             7
          Amortization of net loss............................         171           242           425
                                                                  --------      --------      --------
               Net pension expense............................    $  4,344      $  5,495      $  4,894
                                                                  --------      --------      --------
                                                                  --------      --------      --------

        Postretirement expense:
          Service cost........................................    $    919      $    927      $  1,044
          Interest cost.......................................       1,473         1,453         1,454
          Amortization of transition asset....................        (266)         (266)         (266)
          Amortization of unrecognized
             prior service benefit............................         (88)          (88)          (88)
          Amortization of net gain............................        (126)           (4)         --
                                                                  --------      --------      --------
               Net periodic postretirement
                   benefit expense............................    $  1,912      $  2,022      $  2,144
                                                                  --------      --------      --------
                                                                  --------      --------      --------


         The weighted-average assumed health care cost trend rates used for postretirement benefits measurement purposes were 7% for 1999 then gradually trending down to 5.0 % by the year 2003 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the combined postretirement service and interest cost by approximately 22% and the postretirement benefit obligation by approximately 19%. A 1% decrease in the assumed health care cost trend rate would decrease the combined postretirement service and interest cost by approximately 18% and the postretirement benefit obligation by approximately 16%.

SAVINGS PLAN

         Coleman sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company's full-time U.S. employees and effective January 1, 1999, this plan allows employees to contribute up to 15% of their salary to the plan and the Company matches, at 100%, employee contributions of up to 2% of their salary; and at 50%, employee contributions from 2% to 4% of their salary. Amounts charged to expense for matching contributions were $1,245, $1,401, and $1,314 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

STOCK OPTION PLANS

         The Company adopted The Coleman Company, Inc. 1992 Stock Option Plan (the "1992 Stock Option Plan") in 1992. During 1993, the shareholders approved the 1993 Stock Option Plan (the "1993 Stock Option Plan") and during 1996, the shareholders approved The Coleman Company, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). Under the terms of the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 1996 Stock Option Plan (collectively the "Stock Option Plans"), incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights may be granted to key employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum exercise terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

         The following table summarizes the stock option transactions under the Stock Option Plans:

                                            1998                              1997                                1996
                                 ----------------------------    ------------------------------     -----------------------------
                                                 Weighted-                         Weighted-                         Weighted-
                                                  Average                           Average                           Average
                                   Options     Exercise Price      Options       Exercise Price       Options      Exercise Price
                                 -----------   --------------    -----------     --------------     -----------    --------------
Outstanding - January 1,          3,347,550      $  15.14          3,017,630       $  15.84           2,572,930     $ 15.25
    Granted:
        at market price               6,000         12.94          2,081,000          14.77             294,000       19.73
        above market price             --           --                75,000          15.00             381,000       15.00
    Exercised                    (2,405,950)        15.14           (220,750)         11.42            (154,890)      12.17
    Forfeited                       (23,930)        13.63         (1,605,330)         16.49             (75,410)      14.19
                                 ----------                       ----------                         ----------
Outstanding - December 31,          923,670         15.14          3,347,550          15.14           3,017,630       15.84
                                 ----------                       ----------                         ----------
                                 ----------                       ----------                         ----------
Exercisable - December 31,          923,670         15.14            927,000          14.02             513,440       13.25
                                 ----------                       ----------                         ----------
                                 ----------                       ----------                         ----------
Weighted-average fair value
    of options granted during
    the year:
        at market price          $     6.30                       $     7.43                         $     6.62
                                 ----------                       ----------                         ----------
                                 ----------                       ----------                         ----------
        above market price       $     --                         $     5.28                         $     3.21
                                 ----------                       ----------                         ----------
                                 ----------                       ----------                         ----------


         The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                            Options Outstanding                              Options Exercisable
--------------------------------------------------------------------    ---------------------------------
    Range                       Weighted-Average
 of Exercise         Number         Remaining       Weighted-Average      Number       Weighted-Average
  Prices           Outstanding  Contractual Life     Exercise Price     Exercisable     Exercise Price
-------------      -----------  ----------------    ----------------    -----------    -----------------
$12.25-$14.00        535,795        8.0 years            $ 13.98          535,795          $ 13.98
$14.01-$20.38        387,875        8.2                    16.75          387,875            16.75
                     -------                                              -------
$12.25-$20.38        923,670        8.1                    15.14          923,670            15.14
                     -------                                              -------
                     -------                                              -------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         As described in Note 1, the Company follows APB Opinion No. 25 in accounting for stock compensation arrangements. Pro forma financial information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of ISOs and NQSOs granted during 1998, 1997 and 1996 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.51%, 6.53% and 6.11 % for 1998, 1997 and 1996, respectively, dividend yield of 0.0%, volatility of the expected market price of the Company's common stock of 35.8%, 31.3% and 20.2% for 1998, 1997 and 1996, respectively, and a weighted-average expected life of the option of 7.1, 7.7 and 5.5 years for 1998, 1997 and 1996, respectively.

         SFAS No. 123 requires the use of option valuation models, one of which is the Black-Scholes model, that were not developed for use in valuing ISOs or NQSOs. Further, these option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, based on the above, the existing models do not necessarily provide a reliable single measure of the fair value of its ISOs or NQSOs.

         The following summarized, unaudited pro forma results of operations assume the estimated fair value of the ISOs and NQSOs granted during the years ended December 31, 1998, 1997 and 1996 is amortized to expense over the ISOs' and NQSOs' vesting period. SFAS No. 123 does not require disclosure of the effect of any grants of stock based compensation prior to 1995 and, therefore, the pro forma effect of SFAS No. 123 on net earnings is not representative of the pro forma effect on net earnings in future years.

                                                                       Year Ended December 31,
                                                                  -------------------------------
                                                                    1998       1997        1996
                                                                  --------    -------    --------
Pro forma net loss............................................    $ 64,535    $ 6,069    $ 42,760
Pro forma basic and diluted loss per common share.............        1.17       0.11        0.80


15.  COMMITMENTS AND CONTINGENCIES

SHAREHOLDER LAWSUITS

         Beginning on June 25, 1998, several class action lawsuits were filed in the Court of Chancery of the State of Delaware by minority stockholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors. These actions were consolidated into a single class action lawsuit. The actions allege, among other things, that the consideration payable to the public stockholders of Coleman in the proposed Coleman Merger is no longer fair to such stockholders as a result of the decline in the market price of Sunbeam common stock. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, the consolidated class action lawsuit. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority stockholders of Coleman five-year warrants to purchase 4.98 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


LEASES

         The Company leases manufacturing, administrative and sales facilities and various types of equipment under operating lease agreements expiring through 2007. Rental expense was $12,812, $15,620, and $14,164 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1998, aggregated $31,677; such commitments for each of the five years subsequent to December 31, 1998 are $7,400, $6,178, $4,694, $3,815, and $2,008, respectively, and $7,582 thereafter.

ENVIRONMENTAL MATTERS

         The operations of Coleman involve the use and disposal of substances regulated under environmental protection laws. The Company has an environmental policy intended to ensure the Company operates in compliance with applicable environmental regulations. The Company does not anticipate charges to income for environmental liabilities will have a material effect on the results of operations in a particular year.

         The Company accrues environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technologies, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), information relating to the exact nature and extent of the contamination at each site and the extent of required clean up efforts and the varying costs of alternative remediation strategies.

         The Company has recorded reserves for environmental matters which it believes are adequate based upon facts known to the Company, applicable laws and regulations, status of remediation efforts, ongoing investigations, technical evaluations, and individual circumstances related to each site. Amounts charged against operations for environmental remediation activities for the years ended December 31, 1998, 1997, and 1996 were $7,629, $1,766, and $834, respectively.
The increase in amounts charged to operations for the year ended December 31, 1998, relates to revised environmental cost estimates resulting from ongoing investigations, feasibility studies, technical evaluations, and monitoring procedures.

GILBERT AND MOSLEY SITE

         As a result of investigations undertaken in 1986, the Kansas Department of Health and Environment ("KDHE") discovered that groundwater in the Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic compounds ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1998 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

         The City of Wichita (the "City") has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination at the Gilbert and Mosley Site. Coleman has entered into an agreement with KDHE in which Coleman agreed to perform a similar study for the Coleman property and to implement remedial activities at its property. In addition, Coleman entered into an agreement with the City in which Coleman agreed to fund its proportionate share of the City's study and remediation of the Gilbert and Mosley Site.

         In December 1996, the City completed a preliminary study of the proportionate share of remediation costs which the City alleges should be the responsibility of Coleman. The preliminary study proposed an allocation to Coleman of $7,964 of site response costs. Coleman disagrees with both the City's methodology and assumptions as well as with the conclusion of the City's preliminary study. Since completion of the preliminary study, additional site investigation work has been performed by the City in an attempt to design appropriate remedies. The City has submitted its final remediation proposals to the KDHE in March 1999.

MAIZE SITE

         Coleman has undertaken a soil and groundwater investigation at its facility in Maize, Kansas (the "Maize Site"). Results indicate limited VOCs contamination is present in the groundwater under and to the southeast of the facility. The data has been reported to the KDHE, and Coleman has entered into an agreement with KDHE to implement appropriate remedial actions. The remediation system has been installed, and Coleman is in the process of remediating the contaminated groundwater.

NORTHEAST SITE

         In 1990, Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated contamination was migrating onto the Coleman property from upgradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed.

         During 1998, KDHE approved the remedial investigation report prepared by Coleman and requested Coleman to prepare and submit a remedial system design to address off-site contamination. Coleman is in the process of developing the feasibility study which will propose several potential alternatives for remediating the on-site soil and groundwater contamination sources and the off-site groundwater contamination resulting from the on-site sources. In addition, Coleman has revised its estimate for remediation of on-site soil contamination and off-site groundwater contamination based upon the results of preliminary ongoing investigations and monitoring procedures.

         The Northeast Site is located in an area of Wichita which the KDHE has designated as the North Industrial Corridor Site ("NIC Site"). The City has entered into a voluntary agreement with KDHE in which the City agreed to investigate and then remediate contamination at the NIC Site. In June 1996, Coleman entered into an agreement with the City in which Coleman agreed to fund its proportionate share, if any, of the cost to remediate the NIC Site. The City has not completed its remedial investigation on the NIC Site. In April 1999, Coleman, along with several other parties, received a demand from the EPA to pay the EPA's past investigative and oversight cost for a former EPA site which is now part of the NIC Site. Coleman

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

believes that it has both equitable and legal defenses to the EPA's demand for payment of these costs and Coleman intends to defend itself vigorously with respect to the EPA's demand.


LAKE CITY SITE

         In 1992, Coleman undertook a soil and groundwater investigation of its facility in Lake City, South Carolina (the "Lake City Site"). Results indicated limited VOC and fuel oil contamination in the soil and groundwater. In both instances, the contamination appeared to relate to activities of a previous occupant of the Lake City Site. The results of the investigation were reported to the appropriate South Carolina environmental agency and the prior owner agreed to take over further site investigations and remediation actions and reimbursed Coleman for a significant part of Coleman's past costs related to site investigation.

         The Company has not been named as a PRP by the EPA nor does it have joint and several liability with any other PRP for remediation at any of the above sites.

J.C. PENNCO SITE

         Coleman has been identified as a PRP for the presence of hazardous substances at the J.C. Pennco Site in San Antonio, Texas. In January 1999, Coleman agreed to settle its alleged liability with the EPA, and in March 1999, Coleman agreed to settle its alleged liability with the Texas Natural Resource Conservation Commission.

OTHER

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         Coleman and an affiliate of M&F ("Holdings") are parties to a cross-indemnification pursuant to which Coleman has agreed to indemnify Holdings, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, related to the initial assets of Coleman, which Coleman acquired from such affiliate in December 1991. In addition, pursuant to this cross-indemnification agreement, Holdings agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of Holdings or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement survived the Sunbeam Acquisition and will survive the Coleman Merger.

         In connection with the 1995 purchase of substantially all of the assets of Active Technologies, Inc. ("ATI"), the Company may also be required to make payments to the predecessor owner of ATI of up to $18,750 based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. As of December 31, 1998, the amounts paid under the terms of this agreement have been immaterial.

         The Company is party to a license agreement which requires payments of minimum guaranteed royalties aggregating to $10,738 at December 31, 1998; such commitments for each of the four years remaining under the agreement subsequent to December 31, 1998 are $1,745, $2,434, $3,010, and $3,549,
respectively.

         As more fully described in Note 13, the Company relies upon borrowings from Sunbeam for the Company's liquidity needs.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)

16.  CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. Interest paid was $41,165, $42,217, and $37,608 and net income taxes (refunded) paid were $(11,427), $(16,138) and $7,041 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain non-cash transactions relating to acquisitions and the issuance of long-term debt have been reported in Notes 2 and 9.

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

18.  SEGMENT INFORMATION

DESCRIPTIVE INFORMATION ABOUT REPORTABLE SEGMENTS

         Coleman has four reportable segments: Outdoor Recreation, Powermate, Eastpak and International. The Outdoor Recreation segment produces and sells lanterns, stoves, coolers, sleeping bags, camping accessories and other products primarily used in outdoor recreation activities. The Powermate segment produces and sells portable power generators, air compressors and related accessories primarily used in homes and small businesses. The Eastpak segment produces and sells book bags, backpacks, travel adventure gear and other accessories for recreational use. The International segments produces and sells recreational appliances and thermal products and sells products produced domestically or purchased directly from outside vendors. The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture or distribute distinct products in distinct markets and areas of the world.

         The "All Other" segment includes information related to (i) the Company's safety and security business and its spas business, both of which were sold during 1998, (ii) royalty revenues from license agreements and
(iii) the Company's retail operations.

         Coleman evaluates performance and allocates resources based on profit or loss from operations before income taxes, minority interest, interest expense, amortization of goodwill and deferred charges, gain on sale of businesses, and foreign exchange gains or losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except as to elimination of intersegment sales. Generally, intersegment sales are made at cost plus a share of operating profit.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


INFORMATION ABOUT SEGMENT PROFITS AND SEGMENT ASSETS

                                            Outdoor                                                   All
                                          Recreation    Powermate     Eastpak     International       Other         Total
                                          ----------    ---------     -------     -------------     ---------     -----------
Year Ended December 31, 1998:
   Revenues from external customers.....  $ 384,643     $ 202,405     $ 43,954      $ 335,158        $ 49,213     $ 1,015,373
   Intersegment revenues................     59,033         6,807       31,991           --              --            97,831
   Segment profit (loss)................      9,340        12,351       (7,894)         7,777           3,765          25,339
   Segment assets.......................    218,189       133,514       86,504        342,377           6,193         786,777
   Depreciation expense.................     14,923         3,136          626          5,726           1,091          25,502
   Restructuring and other
     charges (credit)...................      3,945         5,834         (110)         5,089           2,725          17,483
   Expenditures for long-lived assets...      8,400         2,436        1,142          6,769           2,495          21,242

Year Ended December 31, 1997:
   Revenues from external customers.....    423,265       201,865       55,239        345,698         128,227       1,154,294
   Intersegment revenues................     47,850         6,443       39,821          1,152             114          95,380
   Segment profit (loss)................     27,589        (1,553)       1,355         24,731          22,168          74,290
   Segment assets.......................    270,920       129,235       93,106        308,794          96,154         898,209
   Depreciation expense.................     15,707         3,156          396          5,320           2,200          26,779
   Restructuring and other charges......      7,643        12,136        1,351          5,293            --            26,423
   Expenditures for long-lived assets...      8,688         3,281        1,840          9,076           2,671          25,556

Year Ended December 31, 1996:
   Revenues from external customers.....    412,143       270,525       44,229        375,105         118,214       1,220,216
   Intersegment revenues................     72,367         5,235       18,143            530               2          96,277
   Segment profit (loss)................      8,143        (6,189)      (3,034)         7,024          14,350          20,294
   Segment assets.......................    303,618       181,782       78,870        342,353         102,871       1,009,494
   Depreciation expense.................     15,196         2,460          283          6,264           1,702          25,905
   Restructuring and other charges......     25,235        19,000         --           26,632            --            70,867
   Expenditures for long-lived assets...     16,415         7,947        1,086          9,240           5,645          40,330


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                           1998          1997          1996
                                                                       ------------  ------------  -------------
     REVENUES:
       Total revenues for reportable segments.....................     $  1,063,991  $  1,121,333  $   1,198,277
       Other revenues.............................................           49,213       128,341        118,216
       Elimination of intersegment revenues.......................          (97,831)      (95,380)       (96,277)
                                                                       ------------  ------------  -------------
         Total consolidated revenues..............................     $  1,015,373  $  1,154,294  $   1,220,216
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------
     PROFIT OR LOSS:
       Total segment profit.......................................     $     25,339  $     74,290  $      20,294
       Unallocated items:
         Corporate expenses.......................................          (17,400)      (16,614)       (16,910)
         Corporate restructuring charges..........................          (13,824)       (9,996)        (3,334)
         Interest expense, net....................................          (33,213)      (40,852)       (38,727)
         Amortization of goodwill and deferred charges............          (19,584)      (11,338)       (10,473)
         Gain on sales of businesses..............................           32,411          --             --
         Other expense, net.......................................             (170)       (1,867)        (1,151)
                                                                       ------------  ------------  -------------
             Income before taxes and minority interest............     $    (26,441) $     (6,377) $     (50,301)
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------

                                                                                     December 31,
                                                                       -----------------------------------------
                                                                           1998          1997          1996
                                                                       ------------  ------------  -------------
     ASSETS:
       Total assets for reportable segments.......................     $    786,777  $    898,209  $   1,009,494
       Unallocated amounts:
         Corporate assets, including goodwill.....................          146,480       143,555        150,592
                                                                       ------------  ------------  -------------
             Total consolidated assets............................     $    933,257  $  1,041,764  $   1,160,086
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------


ENTERPRISE-WIDE DISCLOSURES

     PRODUCT REVENUES:

                                                                                 Year Ended December 31,
                                                                       -----------------------------------------
                                                                           1998          1997          1996
                                                                       ------------  ------------  -------------
       Outdoor recreation products................................     $    778,981  $    859,647  $     859,555
       Hardware products..........................................          236,392       294,647        360,661
                                                                       ------------  ------------  -------------
         Total consolidated revenues..............................     $  1,015,373  $  1,154,294  $   1,220,216
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         (IN THOUSANDS, EXCEPT SHARE DATA)


     GEOGRAPHIC AREA REVENUES:

                                                                                 Year Ended December 31,
                                                                        ---------------------------------------
                                                                            1998         1997          1996
                                                                        -----------  ------------  ------------
       United States..............................................      $   628,644  $    759,097  $    803,325
       Europe   ..................................................          213,193       201,820       188,838
       Other foreign countries....................................          173,536       193,377       228,053
                                                                        -----------  ------------  ------------
         Total consolidated revenues..............................      $ 1,015,373  $  1,154,294  $  1,220,216
                                                                        -----------  ------------  ------------
                                                                        -----------  ------------  ------------


     GEOGRAPHIC AREA LONG-LIVED ASSETS:

                                                                                       December 31,
                                                                        ---------------------------------------
                                                                            1998         1997          1996
                                                                        -----------  ------------  ------------
       United States..............................................      $   110,411  $    136,021  $    146,698
       Europe   ..................................................           30,106        30,845        32,320
       Other foreign countries....................................            5,306         8,628        20,164
                                                                        -----------  ------------  ------------
         Total consolidated assets................................      $   145,823  $    175,494  $    199,182
                                                                        -----------  ------------  ------------
                                                                        -----------  ------------  ------------


     MAJOR CUSTOMER:

             Revenues from one customer of the Company's Outdoor Recreation segment accounted for approximately 16%, 13% and 15% of the Company's consolidated net revenues in the years ended December 31, 1998, 1997 and 1996, respectively.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)


19.  QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 are as follow:

                                                                        Quarter Ended
                                                 -------------------------------------------------------
                                                   March 31,   June 30,     September 30,   December 31,
                                                 -----------  ----------    ------------    ------------
1998
Net revenues...............................      $  244,499   $  326,407     $  245,324     $  199,143
Gross profit (a)...........................          68,722       93,700         64,480         37,985
Earnings (loss) before
   extraordinary item (a)..................          (1,414)       5,097         (7,008)       (37,238)
Net earnings (loss) (a)....................          (2,646)     (11,209)        (7,008)       (37,238)
Basic earnings (loss) per share:
    Earnings (loss) before
      extraordinary item...................      $    (0.03)  $     0.09     $    (0.13)    $    (0.67)
    Net earnings (loss)....................           (0.05)       (0.20)         (0.13)         (0.67)

1997
Net revenues...............................      $  295,464   $  383,514     $  252,434    $   222,882
Gross profit (a)...........................          81,042      101,913         69,867         61,141
Net earnings (loss) (a)....................             699       10,119         (8,077)        (5,277)
Basic earnings (loss) per share............      $     0.01   $     0.19     $    (0.15)    $    (0.10)



(a)  Includes restructuring and other charges (credits) as follows:

     1998
     Gross profit..........................      $     --     $    1,000     $      139     $      (77)
     Earnings before extraordinary item....          13,220        9,935          4,361            416
     Net earnings..........................          13,220        9,935          4,361            416

     1997..................................
     Gross profit..........................            (425)      11,402          9,010           (314)
     Net earnings .........................           2,435       11,547          9,433           (914)
