Form 10-Q
period 1999-03-31
COLEMAN CO INC
filed 1999-05-19
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the quarterly period ended   MARCH 31, 1999
                                                      --------------
                                       or

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

                                  316-832-2700
                ------------------------------------------------
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

The number of shares outstanding of the registrant's par value $.01 common stock was 55,827,490 shares as of May 12, 1999 of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.

                            Exhibit Index on Page 23

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                            PART I.  FINANCIAL INFORMATION                                           Page
                                                                                                     ----
Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
               Three months ended March 31, 1999 and 1998.......................................       3

            Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998.............................................       4

            Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1999 and 1998.......................................       5

            Notes to Condensed Consolidated Financial Statements................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................................      13


                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................      23

Item 6.  Exhibits and Reports on Form 8-K.......................................................      23

         Signatures  ...........................................................................      24

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------     ------------
Net revenues................................................................         $    280,690     $    244,499
Cost of sales...............................................................              198,371          175,777
                                                                                     ------------     ------------
Gross profit................................................................               82,319           68,722
Selling, general and administrative expenses................................               61,360           74,855
Interest expense, net.......................................................                7,575            9,044
Amortization of goodwill and deferred charges...............................                2,564            2,934
Gain on sale of business....................................................                 --            (26,137)
Other (income) expense, net.................................................                 (531)           1,861
                                                                                     ------------     ------------
Earnings before income taxes,
     minority interest and extraordinary item...............................               11,351            6,165
Income tax expense..........................................................                4,540            7,518
Minority interest...........................................................                   70               61
                                                                                     ------------     ------------
Earnings (loss) before extraordinary item...................................                6,741           (1,414)
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit........................................                 --             (1,232)
                                                                                     ------------     ------------
Net earnings (loss).........................................................         $      6,741     $     (2,646)
                                                                                     ------------     ------------
                                                                                     ------------     ------------
Basic and diluted earnings (loss) per share:
  Earnings (loss) before extraordinary item.................................         $       0.12     $      (0.03)
  Extraordinary item........................................................                 --              (0.02)
                                                                                     ------------     ------------
    Net earnings (loss).....................................................         $       0.12     $      (0.05)
                                                                                     ------------     ------------
                                                                                     ------------     ------------
Weighted average common shares outstanding:
  Basic and diluted ........................................................               55,827           53,732
                                                                                     ------------     ------------
                                                                                     ------------     ------------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                       March 31,      December 31,
                                                                                         1999             1998
                                                                                     -------------    ------------
             ASSETS
Current assets:
   Cash and cash equivalents............................................             $      18,508    $     23,413
   Accounts and notes receivable, less allowance
     of $8,695 in 1999 and $8,894 in 1998...............................                   222,453         162,108
   Inventories..........................................................                   253,409         230,126
   Deferred tax assets..................................................                    28,403          26,926
   Prepaid expenses and other current assets............................                    17,524          19,627
                                                                                     -------------    ------------
     Total current assets...............................................                   540,297         462,200
Property, plant and equipment, less accumulated depreciation
   of $125,613 in 1999 and $122,868 in 1998.............................                   141,028         145,823
Goodwill, net...........................................................                   274,262         282,015
Deferred tax assets and other assets....................................                    36,645          43,219
                                                                                     -------------    ------------
                                                                                     $     992,232    $    933,257
                                                                                     -------------    ------------
                                                                                     -------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable...........................................             $     160,619    $    146,064
   Other current liabilities............................................                   106,370         101,224
                                                                                     -------------    ------------
     Total current liabilities..........................................                   266,989         247,288
Debt payable to affiliate...............................................                   407,771         365,063
Long-term debt..........................................................                       435             362
Other liabilities.......................................................                    74,315          75,231
Minority interest.......................................................                     8,000           6,698
Contingencies...........................................................
Stockholders' equity:
   Common stock.........................................................                       558             558
   Additional paid-in capital...........................................                   223,245         221,730
   Retained earnings....................................................                    28,718          21,977
   Accumulated other comprehensive loss.................................                   (17,799)         (5,650)
                                                                                     -------------    ------------
     Total stockholders' equity.........................................                   234,722         238,615
                                                                                     -------------    ------------
                                                                                     $     992,232    $    933,257
                                                                                     -------------    ------------
                                                                                     -------------    ------------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................     $       6,741    $     (2,646)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
     Depreciation and amortization..............................................             8,138           9,508
     Minority interest..........................................................                70              61
     Gain on sale of business...................................................              --           (26,137)
     Extraordinary loss on early extinguishment of debt.........................              --             2,038
     Change in assets and liabilities, net of effects from sale of business:
           Increase in receivables..............................................           (65,104)        (34,531)
           Increase in inventories..............................................           (28,832)        (31,043)
           Increase in accounts payable.........................................            15,466           4,177
           Other, net...........................................................            14,541          (5,036)
                                                                                     -------------    ------------
Net cash used by operating activities...........................................           (48,980)        (83,609)
                                                                                     -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................            (3,919)         (9,698)
Net proceeds from sale of business and fixed assets.............................               568          98,264
                                                                                     -------------    ------------
Net cash (used) provided by investing activities................................            (3,351)         88,566
                                                                                     -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings...........................              --           (52,578)
Net change in short-term borrowings.............................................             5,468          (3,352)
Repayment of long-term debt, including redemption costs.........................               (53)        (63,416)
Net increase in borrowings from affiliate.......................................            42,708          90,711
Proceeds from stock options exercised including tax benefits....................              --            31,805
                                                                                     -------------    ------------
Net cash provided by financing activities.......................................            48,123           3,170
                                                                                     -------------    ------------
Effect of exchange rate changes on cash.........................................              (697)            340
                                                                                     -------------    ------------
Net (decrease) increase in cash and cash equivalents............................            (4,905)          8,467
Cash and cash equivalents at beginning of the period............................            23,413          13,031
                                                                                     -------------    ------------
Cash and cash equivalents at end of the period..................................     $      18,508    $     21,498
                                                                                     -------------    ------------
                                                                                     -------------    ------------


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

     Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of Laser Acquisition Corp. ("Laser"), an indirect wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 79% of the outstanding Coleman common stock as of March 31, 1999.

     Coleman, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, have entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and shares, if any, for which appraisal rights have been exercised) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders five-year warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution provisions. Any shareholder who does not exercise his appraisal rights under Delaware law will receive the warrants. These warrants will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for future periods including the year ended December 31, 1999.

3.   INVENTORIES

     The components of inventories consist of the following:

                                                                         March 31,         December 31,
                                                                           1999                1998
                                                                     ---------------     ---------------
              Raw material and supplies.........................     $        48,818     $        45,395
              Work-in-process...................................               8,370               6,539
              Finished goods....................................             196,221             178,192
                                                                     ---------------     ---------------
                                                                     $       253,409     $       230,126
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------

4.   DEBT PAYABLE TO AFFILIATE

     Since Sunbeam's credit facility (the "Sunbeam Credit Facility") provides that Sunbeam will not contribute capital to Coleman or, with some exceptions, permit Coleman to borrow money from any source other than Sunbeam, the Company's ability to meet its cash operating requirements, including capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and loans to the Company from Sunbeam. Sunbeam has informed the Company that it has the positive intent and ability to fund the Company's requirements for borrowed funds through April 10, 2000. Amounts loaned by Sunbeam are represented by a promissory note (the "Intercompany Note") which totaled $407,771 at March 31, 1999 and until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998 and through April 15, 1999, the Intercompany Note bore interest at a floating rate equivalent to the weighted

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility. The weighted average interest rate charged by Sunbeam on the Intercompany Note during the three months ended March 31, 1999 was 7.3% and the total interest charged by Sunbeam to Coleman was $7,173. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $277. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's condensed consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit borrowings.

     On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into an amended and restated Intercompany Note (the "Amended Intercompany Note"), intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. Under the Agreements, Coleman also agreed to give the lenders a direct pledge of the assets securing the Amended Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Amended Intercompany Note.

     The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing March 31, 2005. In addition, pursuant to the Sunbeam Credit Facility, at March 31, 1999, Sunbeam had approximately $1,260,000 outstanding debt consisting of two tranches of term loans with scheduled repayments through maturity on March 31, 2005 and September 30, 2006. As a result of Sunbeam's operating losses, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. As of June 30, 1998, Sunbeam entered into an agreement with its bank lenders which waived Sunbeam's compliance through December 31, 1998. On October 19, 1998, Sunbeam's bank lenders agreed to extend this waiver through April 10, 1999. In April 1999, the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

waiver was extended to April 10, 2000, and the Sunbeam Credit Facility was amended to add certain financial covenants and other terms. Interest accrues at a rate selected at Sunbeam's option of: (i) LIBOR plus an interest rate margin which varies depending upon the occurrence of specified events or,
(ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an interest rate margin which varies depending upon the occurrence of specified events.

     Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries (other than Coleman and its subsidiaries, except as otherwise described herein), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Corporation (Canada) Limited ("Sunbeam Canada") common stock owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by a number of Sunbeam's wholly-owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for its letter of credit borrowings under the Sunbeam Credit Facility.

     The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt and maintain revolving loan balances, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and Year 2000 testing and remediation expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) alter its fiscal year or accounting policies, (x) enter into hedging agreements, (xi) settle litigations, (xii) alter its cash management system and (xiii) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy and insolvency, ERISA, judgments and change of ownership and control. The Sunbeam Credit Facility, as amended, also provides it is an event default if the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger is not declared effective by October 30, 1999, if Sunbeam fails to complete the Coleman Merger within 25 business days after the related registration statement is declared effective by the SEC, or if Sunbeam has to pay more than $87,500 (excluding expenses) in cash to complete the merger (including any payments made with respect to appraisal rights).

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

5.   RESTRUCTURING AND OTHER CHARGES

     The Company continuously reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the three months ended March 31, 1999, the Company reduced its reserves by $558 as a result of these reviews. During the three months ended March 31, 1998, the Company increased its reserves by $715 as a result of these reviews. In addition, during the three months ended March 31, 1998, the Company recorded other charges totaling $12,931 resulting from expenses associated with the acquisition of the Company by Sunbeam including advisory fees, abandoning a company-wide enterprise resource computer software system, and terminating a licensing services agreement.

     The following table provides an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For detailed information regarding the Company's restructuring charges see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                             Inventory                         Idle
                                             Impairment      and Other                      Facilities
                                              of Fixed         Asset       Termination      and Other
                                               Assets       Impairments       Costs         Exit Costs      Total
                                            -----------     -----------    -----------      -----------  ----------
Balance at December 31, 1998............... $     8,066     $     1,809    $     8,656      $     3,339  $   21,870
1999 (Credits) Charges.....................        (325)           (602)          --                369        (558)
Activity...................................        (663)           (436)        (2,502)            (676)     (4,277)
                                            -----------     -----------    -----------      -----------  ----------
Balance at March 31, 1999.................. $     7,078     $       771    $     6,154      $     3,032  $   17,035
                                            -----------     -----------    -----------      -----------  ----------
                                            -----------     -----------    -----------      -----------  ----------

     Significant components of the restructuring reserves at March 31, 1999 are as follows:

     IMPAIRMENT OF FIXED ASSETS - This primarily represents the reserve for loss on disposition of an idle warehouse.

     TERMINATION COSTS - This represents severance benefits associated with the termination of employees following the acquisition of the Company by Sunbeam (the "Sunbeam Acquisition") and for employees who were terminated as part of the Company's restructuring plans during 1997 and 1998. All termination benefits are expected to be paid by December 31, 2000.

     IDLE FACILITIES AND OTHER EXIT COSTS - This primarily relates to costs to be expended to complete the closing of two foreign facilities.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

6.   COMPREHENSIVE LOSS

     The components of the Company's comprehensive loss are as follows:

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                           -----------------------------
                                                                               1999             1998
                                                                           -------------    ------------
         Net earnings (loss)............................................   $       6,741    $     (2,646)
         Foreign currency translation adjustment, net of tax............         (12,149)         (2,418)
         Minimum pension liability adjustment, net of tax...............            --              (168)
                                                                           -------------    ------------
         Comprehensive loss.............................................   $      (5,408)   $     (5,232)
                                                                           -------------    ------------
                                                                           -------------    ------------

7.   BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic earnings per share is computed using the weighted average number of shares of outstanding common stock. Diluted earnings per share for the three months ended March 31, 1999 is based only on the weighted average number of common shares outstanding during the three months ended March 31, 1999 because there were no common share equivalents. Stock options to purchase 923,670 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of common share equivalents because the option exercise price was greater than the average market price of Coleman's common stock during each of the respective years. Diluted earnings per share for the three months ended March 31, 1998 is based only on the weighted average number of common shares outstanding during the three months ended March 31, 1998 as the inclusion of 633,571 common share equivalents would have been antidilutive.

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for the Company's fiscal year beginning January 1, 2000. Earlier application of the provisions of SFAS No. 133 is encouraged; however, the Company has not determined if it will apply the provisions of SFAS No. 133 prior to January 1, 2000, nor has the Company estimated the impact of applying the provision of SFAS No. 133 on the Company's statement of financial position or on the statement of operations.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

9.   SEGMENT INFORMATION

     For detailed information regarding the Company's reportable segments, see Note 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INFORMATION ABOUT SEGMENT PROFITS AND SEGMENTS ASSETS

                                            Outdoor                                              All
                                          Recreation    Powermate     Eastpak   International   Other      Total
                                          ----------   ----------    --------   ------------- --------- -----------
Three Months Ended March 31, 1999:
   Revenues from external customers.....  $   95,146   $   64,518    $  3,083    $   116,497  $   1,446 $   280,690
   Intersegment revenues................      24,782        5,664      11,035             64       --        41,545
   Segment profit (loss)................       9,545        9,324      (3,095)         9,317     (1,605)     23,486
   Segment assets.......................     239,405      138,071      88,061        382,450      5,395     853,382

Three Months Ended March 31, 1998:
   Revenues from external customers.....      75,062       51,154       3,457         90,287     24,539     244,499
   Intersegment revenues................      20,635          295      10,000             80       --        31,010
   Segment profit (loss)................       1,963        3,269      (3,310)         6,500      2,230      10,652
   Segment assets.......................     275,428      133,654      96,702        342,209     15,706     863,699

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                     ---------------------------
                                                                                          1999          1998
                                                                                     ------------  -------------
REVENUES:
     Total revenues for reportable segments.....................................     $    320,789  $     250,970
     Other revenues.............................................................            1,446         24,539
     Elimination of intersegment revenues.......................................          (41,545)       (31,010)
                                                                                     ------------  -------------
       Total consolidated revenues..............................................     $    280,690  $     244,499
                                                                                     ------------  -------------
                                                                                     ------------  -------------

PROFIT OR LOSS:
     Total segment profit.......................................................     $     23,486  $      10,652
     Unallocated items:
       Corporate expenses.......................................................           (3,079)        (5,358)
       Corporate restructuring credits (charges)................................              552        (11,427)
       Interest expense, net....................................................           (7,575)        (9,044)
       Amortization of goodwill and deferred charges............................           (2,564)        (2,934)
       Gain on sale of business.................................................             --           26,137
       Other income (expense), net..............................................              531         (1,861)
                                                                                     ------------  -------------
         Earnings before income taxes, minority interest
             and extraordinary item.............................................     $     11,351  $       6,165
                                                                                     ------------  -------------
                                                                                     ------------  -------------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related footnotes included elsewhere in this quarterly report on Form 10-Q, as well as the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

RESTRUCTURING AND OTHER CHARGES

     The Company continuously reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the three months ended March 31, 1999, the Company reduced its reserves by $0.6 million as a result of these reviews. During the three months ended March 31, 1998, the Company increased its reserves by $0.7 million as a result of these reviews. In addition, during the three months ended March 31, 1998, the Company recorded other charges totaling $12.9 million resulting from expenses associated with the Sunbeam Acquisition including advisory fees, abandoning a company-wide enterprise resource computer software system, and terminating a licensing services agreement.

     The following table (dollars in millions) provides an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For detailed information regarding the Company's restructuring charges see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                                             Inventory                         Idle
                                             Impairment      and Other                      Facilities
                                              of Fixed         Asset        Termination      and Other
                                               Assets       Impairments        Costs        Exit Costs    Total
                                               ------       -----------     -----------     ----------   -------
Balance at December 31, 1998...............    $  8.1         $   1.8        $    8.7         $   3.3    $  21.9
1999 (Credits) Charges.....................      (0.3)           (0.6)           --               0.3       (0.6)
Activity...................................      (0.7)           (0.4)           (2.5)           (0.7)      (4.3)
                                               ------         -------        --------         -------    -------
Balance at March 31, 1999..................    $  7.1         $   0.8        $    6.2         $   2.9    $  17.0
                                               ------         -------        --------         -------    -------
                                               ------         -------        --------         -------    -------

     Significant components of the restructuring reserves at March 31, 1999 are as follows:

     IMPAIRMENT OF FIXED ASSETS - This primarily represents the reserve for loss on disposition of an idle warehouse.

     TERMINATION COSTS - This represents severance benefits associated with the termination of employees following the Sunbeam Acquisition and for employees who were terminated as part of the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Company's restructuring plans during 1997 and 1998. All termination benefits are expected to be paid by December 31, 2000.

     IDLE FACILITIES AND OTHER EXIT COSTS - This primarily relates to costs to be expended to complete the closing of two foreign facilities.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

     Net revenues of $280.7 million for the three months ended March 31, 1999 were $36.2 million or 14.8% greater than for the three months ended March 31, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $33.6 million or 19.1% and occurred in nearly all product categories, primarily reflecting strong retail replenishment demand. The Company experienced unusually weak retail replenishment demand in the first quarter of 1998. The hardware products revenues increase of $2.6 million includes the impact of the loss of revenues from the Company's safety and security business in 1999 due to the sale of this business in March 1998. Excluding the revenues of this business, the hardware products revenues reflected an increase of $18.9 million, or 36.2%, over comparable 1998 revenues reflecting an increase in generator revenues attributable to increased awareness of power shortages arising from poor weather conditions and other events partially offset by a decline in compressor revenues. Geographically, United States revenues increased $15.5 million, or 10.4%, and foreign revenues increased $20.7 million, or 21.6%. The United States revenues for the 1998 period includes revenues from the Company's safety and security business and spa business, both of which were sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $36.8 million or 28.9%.

     Gross profit for the three months ended March 31, 1999 was $82.3 million as compared to $68.7 million for the three months ended March 31, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit.

     Selling, general and administrative ("SG&A") expenses, excluding the impact of restructuring credits of $0.6 million in 1999 and restructuring and other charges of $13.6 million in 1998, which are more fully described above, were $61.9 million or 22.1% of net revenues in 1999 compared to $61.2 million or 25.0% of net revenues in 1998. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's safety and security business and spa business, both of which were sold during 1998, and whose total SG&A expenses during the first quarter of 1998 were $5.4 million. SG&A expenses as a percent of net revenues decreased to 22.1% in 1999 from 25.0% in 1998 as revenues grew faster than SG&A expenses.

     Interest expense was $7.6 million in 1999 compared with $9.0 million in 1998, a decrease of $1.4 million. The decrease in interest expense reflects the favorable effects of lower borrowings.

     Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

     The Company recorded a provision for income tax expense of $4.5 million or 40.0% of pre-tax earnings in 1999 compared to a provision for income tax expense of $7.5 million in 1998. The

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

1998 income tax provision reflects, among other things, (i) the write-off of approximately $1.7 million deferred tax assets that became unrealizable as a result of the change of control in the Company at the time of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.1 million non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 40.8%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities during the three months ended March 31, 1999 was $49.0 million compared to $83.6 million for the three months ended March 31, 1998. This decrease is attributable to higher earnings before non-cash charges and gain on sale of business. During the three months ended March 31, 1999, receivables increased $65.1 million and inventories increased approximately $28.8 million as a result of the seasonality of the Company's sales. The Company's capital expenditures were $3.9 million during the three months ended March 31, 1999.

     The Company's uses of cash for 1999 are expected to be primarily for working capital and capital expenditure requirements. Since the Sunbeam Credit Facility provides that Sunbeam will not contribute capital to Coleman or, with some exceptions, permit Coleman to borrow money from any source other than Sunbeam, the Company's ability to meet its cash operating requirements, including capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and loans to the Company from Sunbeam. Sunbeam has informed the Company that it has the positive intent and ability to fund the Company's requirements for borrowed funds through April 10, 2000. Amounts loaned by Sunbeam are represented by the Intercompany Note which totaled $407.8 million at March 31, 1999 and, until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998 and through April 15, 1999, the Intercompany Note bore interest at a floating rate equivalent to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility which during the three months ended March 31, 1999 was 7.3%. Coleman is a borrower under the Sunbeam Credit Facility for purposes of letters of credit borrowings.

     On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into the Agreements, including the Amended Intercompany Note, intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements. The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month LIBOR quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other domestic subsidiaries (but Coleman's subsidiaries have

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. Under the Agreements, Coleman also agreed to give the lenders a direct pledge of the assets securing the Amended Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Amended Intercompany Note.

     The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing March 31, 2005. In addition, pursuant to the Sunbeam Credit Facility, at March 31, 1999, Sunbeam had approximately $1,260.0 million outstanding debt consisting of two tranches of term loans with scheduled repayments through maturity on March 31, 2005 and September 30, 2006. As a result of Sunbeam's operating losses, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. As of June 30, 1998, Sunbeam entered into an agreement with its bank lenders which waived Sunbeam's compliance through December 31, 1998. On October 19, 1998, Sunbeam's bank lenders agreed to extend this waiver through April 10, 1999. In April 1999, the waiver was extended to April 10, 2000, and the Sunbeam Credit Facility was amended to add certain financial covenants and other terms. At the end of March 1999, approximately $230.0 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam.

     Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries (other than Coleman and its subsidiaries, except as otherwise described herein), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Canada common stock owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by a number of Sunbeam's wholly-owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for its letter of credit borrowings under the Sunbeam Credit Facility.

     The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. Sunbeam is also required to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to refinance the Sunbeam Credit Facility or obtain another waiver or amendment of certain financial covenants and other terms by the time its existing waiver expires on April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 13 to the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

     Coleman uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. Coleman does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures. See also Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company's international operations are located primarily in Europe, Japan and Canada, which are not considered to be highly inflationary environments. With respect to foreign currency exposures, the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. Coleman is most vulnerable to changes in United States dollar/Japanese yen (JPY), United States dollar/Canadian dollar (CAD), United States dollar/German Deutschemark (DM), and United States dollar/British Pound (GBP) exchange rates.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     For debt obligations, the table presents principal cash flows by expected maturity date and related March 31, 1999 weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates for the contracts at March 31, 1999. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                Expected Maturity Date
                                  Balance   -----------------------------------------------------------
                                    at                                                   There-            Fair
                                  3/31/99    1999    2000     2001      2002      2003    after  Total      Value
                                  -------   ------   -----    -----     ----      ----   ------- ------     -----
                                                                (US$ Equivalent in Millions)
Long-Term Debt:
  Fixed Rate..................  $   0.6     $  0.1   $ 0.2    $ 0.1    $ 0.1     $  0.1  $   --   $   0.6   $    0.6
  Average Interest Rate.......      2.91%
Interest Rate Derivatives:
  Interest Rate Swaps:
     Variable to Fixed (US$)..  $  25.0     $  --    $  --    $ --     $ --      $ 25.0  $   --   $  25.0   $   (0.6)
     Average Pay Rate.........      6.12%
     Average Receive Rate.....      5.08%

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

                                                                     Balance
                                                                       at            Fair
                                                                   3/31/99 (1)       Value
                                                                   -----------       -----
                                                                 (US$ Equivalent in Millions)
Foreign Currency Short-Term Debt:
  Variable Rate Credit Lines (Europe, Japan and Asia)..........     $   48.4        $  48.4
  Weighted Average Interest Rate...............................          2.8%
Forward Exchange Agreements:
  (Receive US$/Pay DM)
        Contract Amount........................................     $    9.0        $   9.9
        Average Contractual Exchange Rate......................         1.62
  (Receive US$/Pay JPY)
        Contract Amount........................................     $    9.0        $   9.2
        Average Contractual Exchange Rate......................       114.73
  (Receive US$/Pay GBP)
        Contract Amount........................................     $    3.5        $   3.6
        Average Contractual Exchange Rate......................          .60


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Purchased Put Option Agreements:
  (Receive US$/Pay DM)
        Contract Amount........................................     $   15.8        $   0.4
        Average Strike Price...................................         1.80
  (Receive US$/Pay JPY)
        Contract Amount........................................     $   12.4        $   0.3
        Average Strike Price...................................        125.0
  (Receive US$/Pay GBP)
        Contract Amount........................................     $    1.4        $   0.0
        Average Strike Price...................................          .62
  (Receive US$/Pay CAD)
        Contract Amount........................................     $   15.0        $   0.1
        Average Strike Price...................................         1.54

------------------
(1)  None of the instruments listed in the table have maturity dates beyond
     1999.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by unseasonable weather conditions.

YEAR 2000 READINESS DISCLOSURE

     The Company is continuing the process of assessing the impact of the Year 2000 on its operations. The Company is being assisted in its review and remediation work by Sunbeam's Year 2000 Program Management Office and consulting firms employed by Sunbeam. The Company has completed an inventory of its hardware and software systems, manufacturing equipment, electronic data interchange, telecommunications and other technical assets potentially subject to Year 2000 problems, such as security and telephone systems and controls for lighting, heating, ventilation and facility access. Additionally, the Company is assessing the effects of noncompliance by its vendors, service providers, customers and financial institutions.

     The Company relies on its information technology functions to perform many tasks critical to its operations. Significant transactions that could be impacted by Year 2000 noncompliance include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by the Company to date as not currently Year 2000 compliant that are critical to the Company's operations include certain of its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, and critical applications in the Company's manufacturing and distribution facilities.

     The Company's corrective work to achieve Year 2000 compliance has included the following: (i) installation of Year 2000 compliant JD Edwards software which has recently been completed in one location and is scheduled to be completed in another location in September of 1999; (ii) the installation of Year 2000 compliant JBA software in one location which is scheduled to be completed

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

by June 1999; and (iii) remediation of software codes for existing programs in another location which is scheduled to be completed by July of 1999. The Company has identified one of these locations as possessing significant Year 2000 issues. Coleman's failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the Company's operations. Management believes, although there are significant systems that are being or will be modified or replaced, Coleman's information systems environment will be made Year 2000 compliant prior to January 1, 2000.

     As of March 31, 1999, the Company had expended approximately $6.0 million related to remediation of Year 2000 issues, of which approximately $5.0 million was recorded as SG&A expenses and the remainder as capital expenditures. The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues is approximately $12.0 million. This estimate includes the costs of software and hardware modifications and replacements, and fees to third party consultants, but excludes the costs associated with Company employees. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. There can be no assurance that these preliminary estimates will not change as the Company completes its assessment of the Year 2000 issues. Additionally, the Sunbeam Credit Facility does not permit Sunbeam and its subsidiaries, including Coleman and its subsidiaries, to spend more than $50.0 million in the aggregate on Year 2000 testing and remediation during the year ended December 31, 1999. Sunbeam currently expects that for 1999, Year 2000 testing and remediation spending for Sunbeam and its subsidiaries, including Coleman and its subsidiaries, will total approximately $41.0 million.

     With the exception of certain aspects of the Company's Year 2000 readiness program, the Company did not engage an independent third party to verify the program's overall approach or total cost. However, the Company believes through its use of various external consulting firms which perform significant roles within the program, the Company's exposure in this regard is mitigated. In addition, through the use of external third party diagnostic tools which helped to identify potential Year 2000 issues in the software code which the Company is remediating, the Company believes it has also mitigated its risk by validating and verifying key program components.

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

     The Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to complete such contingency plan by September 30, 1999 and expects such contingency plan will include an analysis of the Company's worst case scenario and will address

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. At this time, the Company believes the most likely "worst-case" scenario relating to Year 2000 issues generally involves potential disruptions in areas in which the Company's operations must rely on vendors, suppliers and customers whose systems may not work properly after January 1, 2000. While such failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. However, subject to the nature of the systems and applications of the Company or third parties which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

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

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "estimates", "projects", "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those contained in the forward-looking statements with respect to the Company include, but are not limited to risks associated with:

    -    high leverage,

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

    - Sunbeam having sufficient borrowing capacity or other funds to lend to the Company to satisfy the Company's cash needs,

    - unavailability of sufficient cash flows from operations and borrowings from Sunbeam, and the inability of the Company to secure loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates,

    - Sunbeam's ability to comply with the terms of the Sunbeam Credit Facility, or to continue to obtain waivers from its bank lenders with respect to compliance with the existing covenants contained in the Sunbeam Credit Facility, and to continue to have access to its revolving credit facility,

    - Coleman's ability to maintain and increase market shares for its products at acceptable margins,

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

    - combinations or other actions by retail customers that adversely affect sales or profitability,

    - actions by competitors including business combinations, new product offerings and marketing and promotional activities, and

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

            Exhibit No.                         Description
            -----------                         -----------
             4.1 /X/       Intercompany Pledge and Security Agreement, dated as
                           of April 15, 1999, between The Coleman Company, Inc.
                           and Sunbeam Corporation.

             4.2 /X/       Intercompany Security Agreement dated as of April 15,
                           1999, between The Coleman Company, Inc. and Sunbeam
                           Corporation.

             27  /X/       Financial Data Schedule, submitted electronically to
                           the Securities and Exchange Commission for
                           information only and only and not filed.
            ------------------
             /X/  Filed herewith

        (b)  Report on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE COLEMAN COMPANY, INC.

Date:       May 19, 1999           By: /s/ Gwen C. Wisler
     -------------------------        -----------------------------------------
                                      Gwen C. Wisler
                                      Executive Vice President and
                                           Chief Financial Officer