Form 10-Q
period 1999-06-30
COLEMAN CO INC
filed 1999-08-13
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       or

[  ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934
For the transition period from                 to

Commission File Number:                       1-988



                           THE COLEMAN COMPANY, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 13-3639257
-------------------------------------------       ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


2111 E. 37TH STREET NORTH, WICHITA, KANSAS                    67219
-------------------------------------------       ----------------------------
 (Address of principal executive offices)                   (Zip Code)


                                  316-832-2700
                ------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. __X__ Yes _____ No

The number of shares outstanding of the registrant's par value $.01 common stock was 55,827,490 shares as of August 10, 1999 of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.

                            Exhibit Index on Page 31

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                     INDEX

                         PART I.  FINANCIAL INFORMATION                                                    Page
                                                                                                           ----

Item 1.         Financial Statements:

                   Condensed Consolidated Statements of Operations
                      Three months ended June 30, 1999 and 1998 and
                      Six months ended June 30, 1999 and 1998..........................................       3

                   Condensed Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998..............................................       4

                   Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 1999 and 1998..........................................       5

                   Notes to Condensed Consolidated Financial Statements................................       6

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...........................................................      17

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............................      28



                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings......................................................................      31

Item 6.         Exhibits and Reports on Form 8-K.......................................................      31

                Signatures ............................................................................      32

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

            ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                                Three Months                   Six Months
                                                                Ended June 30,               Ended June 30,
                                                           ------------------------    ---------------------------
                                                              1999          1998          1999           1998
                                                           -----------  -----------    ------------   ------------
Net revenues............................................   $   400,925   $  326,407    $    681,615   $    570,906
Cost of sales...........................................       270,303      231,707         468,674        407,484
                                                           -----------  -----------    ------------   ------------
Gross profit............................................       130,622       94,700         212,941        163,422
Selling, general and administrative expenses............        68,266       58,440         129,628        132,580
Restructuring (credits) charges.........................           (16)       9,570             (18)        10,285
Interest expense, net...................................         4,870        8,879          12,445         17,923
Amortization of goodwill and deferred charges...........         2,375        2,733           4,939          5,667
Loss (gain) on sale of business.........................          --          1,447            --          (24,690)
Other expense (income), net.............................           603         (317)             72          1,544
                                                           -----------  -----------    ------------   ------------
Earnings before income taxes,
   minority interest and extraordinary item.............        54,524       13,948          65,875         20,113
Income tax expense......................................        20,822        8,672          25,362         16,190
Minority interest.......................................           507          179             577            240
                                                           -----------  -----------    ------------   ------------
Earnings before extraordinary item......................        33,195        5,097          39,936          3,683
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit....................          --        (16,306)           --          (17,538)
                                                           -----------  -----------    ------------   ------------
Net earnings (loss).....................................   $    33,195   $  (11,209)   $     39,936   $    (13,855)
                                                           ===========  ===========    ============   ============
Basic and diluted earnings (loss) per share:
  Earnings before extraordinary item....................   $      0.59   $     0.09    $       0.72   $       0.07
  Extraordinary item....................................          --          (0.29)           --            (0.32)
                                                           -----------  -----------    ------------   ------------
    Net earnings (loss).................................   $      0.59   $    (0.20)   $       0.72   $      (0.25)
                                                           ===========  ===========    ============   ============
Weighted average common shares outstanding:
   Basic and diluted ...................................        55,827       55,822          55,827         54,783
                                                           ===========  ===========    ============   ============


           See Notes to Condensed Consolidated Financial Statements

                  THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                 (Unaudited)

                                                                                      June 30,       December 31,
                                                                                        1999             1998
                                                                                    -------------    ------------
             ASSETS
Current assets:
   Cash and cash equivalents............................................            $      23,266    $     23,413
   Accounts and notes receivable, less allowance
     of $8,933 in 1999 and $8,894 in 1998...............................                  281,389         162,108
   Inventories..........................................................                  240,828         230,126
   Deferred tax assets..................................................                   28,583          26,926
   Prepaid expenses and other current assets............................                   16,807          19,627
                                                                                    -------------    ------------
     Total current assets...............................................                  590,873         462,200
Property, plant and equipment, less accumulated depreciation
   of $130,335 in 1999 and $122,868 in 1998.............................                  142,365         145,823
Goodwill, net...........................................................                  270,016         282,015
Deferred tax assets and other assets....................................                   23,234          43,219
                                                                                    -------------    ------------
                                                                                    $   1,026,488    $    933,257
                                                                                    =============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable...........................................            $     168,448    $    146,064
   Debt payable to affiliate............................................                  390,557            --
   Other current liabilities............................................                  118,501         101,224
                                                                                    -------------    ------------
     Total current liabilities..........................................                  677,506         247,288
Debt payable to affiliate...............................................                     --           365,063
Long-term debt..........................................................                      423             362
Other liabilities.......................................................                   74,245          75,231
Minority interest.......................................................                    8,735           6,698
Contingencies...........................................................
Stockholders' equity:
   Common stock.........................................................                      558             558
   Additional paid-in capital...........................................                  223,245         221,730
   Retained earnings....................................................                   61,913          21,977
   Accumulated other comprehensive loss.................................                  (20,137)         (5,650)
                                                                                    -------------    ------------
     Total stockholders' equity.........................................                  265,579         238,615
                                                                                    -------------    ------------
                                                                                    $   1,026,488    $    933,257
                                                                                    =============    ============


          See Notes to Condensed Consolidated Financial Statements

                 THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................    $      39,936    $    (13,855)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
     Depreciation and amortization..............................................           16,055          18,306
     Deferred income taxes......................................................           17,489         (14,638)
     Non-cash restructuring and other charges...................................             --             3,890
     Minority interest..........................................................              577             240
     Gain on sale of business...................................................             --           (24,690)
     Extraordinary loss on early extinguishment of debt........................              --            29,012
     Changes in assets and liabilities, net of effects from sale of business:
          Receivables...........................................................         (125,464)        (85,166)
          Inventories...........................................................          (17,816)         (9,708)
          Accounts payable......................................................           25,078           5,414
          Prepaid expenses and other current assets and liabilities.............           21,694          11,584
          Other, net............................................................            1,163             262
                                                                                    -------------    ------------
Net cash used by operating activities...........................................          (21,288)        (79,349)
                                                                                    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................          (12,101)        (13,567)
Net proceeds from sale of business and fixed assets.............................              911          98,210
                                                                                    -------------    ------------
Net cash (used) provided by investing activities................................          (11,190)         84,643
                                                                                    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings...........................             --           (52,578)
Net change in short-term borrowings.............................................            6,090            (236)
Repayment of long-term debt, including redemption costs.........................              (57)       (446,839)
Net increase in borrowings from affiliate.......................................           25,494         453,932
Proceeds from stock options exercised including tax benefits....................             --            45,546
                                                                                    -------------    ------------
Net cash provided (used) by financing activities................................           31,527            (175)
                                                                                    -------------    ------------
Effect of exchange rate changes on cash.........................................              804           1,845
                                                                                    -------------    ------------
Net (decrease) increase in cash and cash equivalents............................             (147)          6,964
Cash and cash equivalents at beginning of the period............................           23,413          13,031
                                                                                    -------------    ------------
Cash and cash equivalents at end of the period..................................    $      23,266    $     19,995
                                                                                    =============    ============

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

         Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of Laser Acquisition Corp. ("Laser"), an indirect wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman which represented approximately 79% of the outstanding Coleman common stock as of June 30, 1999.

         Coleman, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, have entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and shares, if any, for which appraisal rights have been exercised) will be converted into the right to receive (i) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (ii) $6.44 in cash, without interest. In addition, unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders and plaintiffs' counsel five-year warrants to purchase up to approximately 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution adjustments. Any shareholder who does not exercise his appraisal rights under Delaware law will receive the warrants. These warrants will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance, however, that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

         The consummation of the Coleman Merger is conditional upon a registration statement under the Securities Act of 1933 (the "Securities Act") to register the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") becoming effective in accordance with the provisions of the Securities Act. Sunbeam has filed the Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for future periods including the year ended December 31, 1999.

3.       INVENTORIES

         The components of inventories consist of the following:

                                                                         June 30,        December 31,
                                                                           1999              1998
                                                                    ---------------     ---------------
              Raw material and supplies.........................     $       45,157     $        45,395
              Work-in-process...................................              8,399               6,539
              Finished goods....................................            187,272             178,192
                                                                    ---------------     ---------------
                                                                     $      240,828     $       230,126
                                                                    ===============     ===============

4.       DEBT PAYABLE TO AFFILIATE

         Sunbeam's credit facility (the "Sunbeam Credit Facility") provides that Sunbeam will not contribute capital to Coleman or, with some exceptions, permit Coleman to borrow money from any source other than Sunbeam. Therefore, the Company's ability to meet its cash operating requirements, including capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and loans to the Company from Sunbeam. Sunbeam has informed the Company it has the positive intent and ability to fund the Company's requirements for borrowed funds through April 10, 2000. Prior to April 15, 1999, amounts loaned by Sunbeam to Coleman were represented by a promissory note (the "Old Intercompany Note"), were due on demand and bore interest at a floating rate equivalent to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility, amended and restated the Old Intercompany Note (the "Intercompany Note"), entered into intercompany security and pledge agreements, and entered into an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Intercompany Note is due April 15, 2000. The Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month
London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Intercompany Note. In addition, the Intercompany
Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Intercompany Note and that in certain circumstances the payment on the Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other direct domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Intercompany Note. Sunbeam has pledged the Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Intercompany Note. Coleman also gave the lending banks a direct pledge of the assets securing the Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Intercompany Note.

         As of June 30, 1999 the amount borrowed by the Company under the Intercompany Note amounted to $390,557 and the applicable interest rate was 4%. The weighted average interest rate charged by Sunbeam for amounts borrowed under the Old Intercompany Note and the Intercompany Note during the six months ended June 30, 1999 was 5.9% and the total interest charged by Sunbeam to Coleman was $11,489. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $319. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit issued for its account.

         The Sunbeam Credit Facility provides for aggregate borrowings of up to $1,700,000 pursuant to (i) a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing on March 30, 2005, of which $52,500 may only be used to complete the Coleman Merger if the Coleman Merger does not occur prior to August 31, 1999, (ii) up to $800,000 in term loans maturing on March 30, 2005, of which $35,000 may only be used to complete the Coleman Merger, and (iii) a $500,000 term loan maturing on September 30, 2006, of which $5,000 has already been repaid through June 30, 1999. At June 30, 1999, Sunbeam had $1,410,000 of outstanding debt under the Sunbeam Credit Facility and approximately $218,300 available for borrowing. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

compliance with certain other financial covenants and other terms through April 10, 2000. Interest accrues at a rate selected at Sunbeam's option of:
(i) LIBOR plus an interest rate margin which varies depending upon the occurrence of certain specified events or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an interest rate margin which varies depending upon the occurrence of certain specified events.

         Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material subsidiaries, other than Coleman and its subsidiaries except as otherwise described herein. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the Sunbeam Credit Facility.

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt including revolving loans under the Sunbeam Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and Year 2000 testing and remediation expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) alter its fiscal year or accounting policies, (x) enter into hedging agreements, (xi) settle certain litigations, (xii) alter its cash management system and (xiii) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees, and change of ownership and control. The Sunbeam Credit Facility, as amended, also provides it is an event default if the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger is not declared effective by October 30, 1999, if Sunbeam fails to complete the Coleman Merger within 25 business days after the related registration statement is declared effective by the SEC, or if Sunbeam has to pay more than $87,500 (excluding expenses) in cash to complete the Coleman Merger (including any payments made with respect to appraisal rights). If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. The Sunbeam Credit Facility also requires Sunbeam to prepay term loans under the Sunbeam Credit Facility on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in Sunbeam's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates, exceeds $115,000 and $125,000, respectively, but Sunbeam is not required to prepay more than $69,300 in the aggregate as a result of the provision.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.       RESTRUCTURING CHARGES

         The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the six months ended June 30, 1999 and 1998, the Company increased its existing reserves by $89 and $1,140, respectively, as a result of these reviews. In addition, during the six months ended June 30, 1998, the Company recorded additional restructuring charges totaling $9,145 which included, (i) $8,145 of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the acquisition of the Company by Sunbeam, (ii) $1,071 of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, and (iii) recognition of a net gain of $71 related to the disposition of the Company's manufacturing facility in Cedar City, Utah.

         The following tables provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         INTEGRATION OF CAMPING GAZ AND COLEMAN

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                 1998         Income      Reductions    Reductions       1999
                                          ----------------- ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $       446     $      --     $       48    $       48    $     350
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....           446            --             48            48          350
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         7,479            --           --             869        6,610
     Other assets........................           222            --           --              24          198
                                            -----------     -----------  -----------    ----------    ---------
                                                  7,701            --           --             893        6,808
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..           111            --              9             3           99
     Facility closure costs..............           135            --             33             2          100
     Other exit activity costs, principally
       sales agent termination fees......           741            --            428             7          306
                                            -----------     -----------  -----------    ----------    ---------
                                                    987            --            470            12          505
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         8,688            --            470           905        7,313
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     9,134     $      --     $      518    $      953    $   7,663
                                            ===========     ===========  ===========    ==========    =========

         The reserve remaining at June 30, 1999 principally relates to the write down of a vacated warehouse and an accrual for claims brought by certain employees terminated as part of the restructuring plan. The Company is currently unable to estimate when these issues will be fully resolved.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         EXIT LOW-MARGIN PRODUCT LINES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                 1998         Income      Reductions    Reductions       1999
                                          ----------------- ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............   $       370     $       107   $      394    $     --      $      83
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....           370             107          394          --             83
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................           146            --           --            --            146
                                            -----------     -----------  -----------    ----------    ---------
                                                    146            --           --            --            146
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Other exit activity costs,
       primarily product returns.........           562            --             46          --            516
                                            -----------     -----------  -----------    ----------    ---------
                                                    562            --             46          --            516
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..           708            --             46          --            662
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     1,078     $       107   $      440    $     --      $     745
                                            ===========     ===========  ===========    ==========    =========

         The remaining accruals at June 30, 1999 relate to products expected to be returned and to anticipated losses on final disposal of the remaining assets. The Company estimates the remaining disposals will occur by the end of 1999.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                1998          Income      Reductions    Reductions       1999
                                         ------------------ ----------    ----------    ----------  -----------
Restructuring accruals:
   Employee severance pay and fringes....   $     3,406     $        70   $      416    $     --      $   3,060
   Other exit activity costs,
     primarily facility closure expenses.         1,033            --            334             8          691
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         4,439              70          750             8        3,751
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     4,439     $        70   $      750    $        8    $   3,751
                                            ===========     ===========  ===========    ==========    =========

         The remaining accrual primarily relates to severance costs owed to former Company executives under long-term severance arrangements. The unpaid costs are expected to be paid by December 31, 2000.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         CLOSE FACILITIES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                 1998         Income      Reductions    Reductions       1999
                                          ----------------- ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............   $        33     $      --     $     --      $        3    $      30
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....            33            --           --               3           30
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................           216            --           --              22          194
                                            -----------     -----------  -----------    ----------    ---------
                                                    216            --           --              22          194
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..         1,254             (86)         446            12          710
     Other exit activity costs,
       primarily facility closure expenses          608              (2)         315            11          280
                                            -----------     -----------  -----------    ----------    ---------
                                                  1,862             (88)         761            23          990
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         2,078             (88)         761            45        1,184
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     2,111     $       (88)  $      761    $       48    $   1,214
                                            ===========     ===========  ===========    ==========    =========

         During the six months ended June 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 14 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements, and no additional charges are anticipated in future periods.

         EMPLOYEE TERMINATION AND SEVERANCE

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                 1998         Income      Reductions    Reductions       1999
                                          ----------------- ----------    ----------    ----------  -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes..   $     3,425     $      --     $    2,046    $     --      $   1,379
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     3,425     $      --     $    2,046    $     --      $   1,379
                                            ===========     ===========  ===========    ==========    =========

         During the six months ended June 30, 1999, of those employees expected to be terminated, 3 employees left the Company and 5 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods.

6.       OTHER CHARGES

         During the first six months of 1998, the Company recorded other charges totaling $13,357 ($12,931 in the first quarter of 1998 and $426 in the second quarter of 1998) which consisted of (i) $7,242 of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (ii) $3,890 of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2,225 of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative expenses.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

7.       COMPREHENSIVE INCOME

         The components of the Company's comprehensive loss are as follows:

                                                                       Three Months            Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                ----------------------   -------------------------
                                                                    1999        1998         1999         1998
                                                                ----------- ----------   -----------  ------------
Net earnings (loss)...........................................  $    33,195  $ (11,209)  $    39,936  $    (13,855)
Foreign currency translation adjustment, net of tax...........       (2,338)    (1,385)      (14,487)       (3,803)
Minimum pension liability adjustment, net of tax..............         --         (169)         --            (337)
                                                                ----------- ----------   -----------  ------------
Comprehensive income (loss)...................................  $    30,857  $ (12,763)  $    25,449  $    (17,995)
                                                                =========== ==========   ===========  ============

8.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

         Basic earnings per share is computed using the weighted average number of shares of outstanding common stock. Diluted earnings per share for the three month and six month periods ended June 30, 1999 are based only on the weighted average number of common shares outstanding during the three month and six month periods ended June 30, 1999 because there were no dilutive common share equivalents. Stock options to purchase 923,670 shares of common stock were outstanding at June 30, 1999 but were not included in the computation of common share equivalents because the option exercise price was greater than the average market price of Coleman's common stock during each of the respective periods. The number of shares used in the calculation of diluted earnings per share for the three month and six month periods ended June 30, 1998 includes 136,030 and 384,801 of common share equivalents, respectively, to recognize the effect of dilutive stock options.

9.      RELATED PARTY TRANSACTIONS

         During 1999, the Company provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) executive, general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. For the three month and six month periods ended June 30, 1999, the cost of the services provided by the Company and charged to Sunbeam and its affiliates in the amounts of $65 and $118, respectively, have been reflected as a reduction in selling, general and administration ("SG&A") expenses and the $2,805 and $5,241, respectively, of charges to Coleman for services received by Coleman or its subsidiaries from Sunbeam and its affiliates has been included in SG&A expenses. The cost of the services is assessed based on actual usage or allocations of actual costs based on relative usage of related services or time of specified personnel.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The provisions of SFAS No. 133 will now be effective for the Company's fiscal year beginning January 1, 2001. Earlier application of the provisions of SFAS No. 133 is encouraged; however, the Company has not determined if it will apply the provisions of SFAS No. 133 prior to January 1, 2001, nor has the Company estimated the impact of applying the provisions of SFAS No. 133 on the Company's statement of financial position or on the statement of operations.

11.      SEGMENT INFORMATION

         For detailed information regarding the Company's reportable segments, see Note 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INFORMATION ABOUT SEGMENT REVENUES, PROFITS AND ASSETS

                                             Outdoor                                            All
                                           Recreation  Powermate     Eastpak   International   Other      Total
                                           ----------  ---------     -------   -------------   -----      -----
Three Months Ended June 30, 1999:
   Revenues from external customers.....  $  162,402  $   73,476   $    15,802 $   146,803   $  2,442   $ 400,925
   Intersegment revenues................      17,828       8,300        12,654          --         --      38,782
   Segment profit.......................      34,600      14,109            66      15,416        200      64,391

Three Months Ended June 30, 1998:
   Revenues from external customers.....     131,073      45,898        22,908     115,323     11,205     326,407
   Intersegment revenues................      31,866       1,270         9,184          32         --      42,352
   Segment profit.......................      11,712       2,777         1,990      13,684      1,597      31,760

Six Months Ended June 30, 1999:
   Revenues from external customers.....     257,548     137,994        18,885     263,300      3,888     681,615
   Intersegment revenues................      42,610      13,964        23,691          62         --      80,327
   Segment profit (loss)................      42,833      23,433        (3,029)     24,733     (1,405)     86,565

Six Months Ended June 30, 1998:
   Revenues from external customers.....     206,135      97,052        26,365     205,610     35,744     570,906
   Intersegment revenues................      52,501       1,565        19,184         112         --      73,362
   Segment profit (loss)................      13,675       6,046        (1,320)     20,178      3,827      42,406

Segment Assets:
   June 30, 1999........................     254,989     138,610       106,240     398,305      4,238     902,392
   June 30, 1998........................     268,059     132,367       118,465     361,276     18,179     898,346

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                  Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                            ------------------------    --------------------------
                                                                1999        1998            1999          1998
                                                            ------------ -----------    ------------  ------------
REVENUES:
    Total revenues for reportable segments................  $    437,265  $  357,554    $    758,054  $    608,524
    Other revenues........................................         2,442      11,205           3,888        35,744
    Elimination of intersegment revenues..................       (38,782)    (42,352)        (80,327)      (73,362)
                                                            ------------ -----------    ------------  ------------
       Total consolidated revenues........................  $    400,925  $  326,407    $    681,615  $    570,906
                                                            ============ ===========     ===========  ============

PROFIT OR LOSS:
    Total segment profit..................................  $     64,391  $   31,760    $     86,565  $     42,406
    Unallocated items:
       Corporate expenses.................................        (2,019)     (2,145)         (3,234)      (18,209)
       Corporate restructuring charges....................          --        (2,925)            --         (3,640)
       Interest expense, net..............................        (4,870)     (8,879)        (12,445)      (17,923)
       Amortization of goodwill
          and deferred charges............................        (2,375)     (2,733)         (4,939)       (5,667)
       (Loss) gain on sale of business....................          --        (1,447)           --          24,690
       Other (expense) income, net........................          (603)        317             (72)       (1,544)
                                                            ------------ -----------    ------------  ------------
          Earnings before income taxes, minority
            interest and extraordinary item...............  $     54,524  $   13,948    $     65,875  $     20,113
                                                            ============ ===========    ============  ============

12.      SUBSEQUENT EVENT

         On July 12, 1999, Coleman Worldwide acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31,061. These shares, together with the shares of Coleman common stock owned by Coleman Worldwide, enable Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. Coleman created these shares of preferred stock and Coleman Worldwide acquired them in order to enable Coleman and Coleman Worldwide to file consolidated federal income tax returns and, in certain jurisdictions, consolidated state income tax returns prior to the consummation of the Coleman Merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. The holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35, the issue price of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation occurs or certain transactions are consummated as described below. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of Sunbeam with Coleman, including the Coleman Merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. On liquidations: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share of common stock and (3) any assets remaining after such distributions would be shared by the holders of the voting preferred stock and the Coleman common stock on a share for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with Coleman Worldwide pursuant to which Coleman will pay to Coleman Worldwide amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of Coleman Worldwide. The terms of the voting preferred stock, their issue price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's sole independent director. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note.

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

RESULTS OF OPERATIONS

RESTRUCTURING CHARGES

         The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the six months ended June 30, 1999 and 1998, the Company increased its existing reserves by $0.1 million and $1.1 million, respectively, as a result of these reviews. In addition, during the six months ended June 30, 1998, the Company recorded additional restructuring charges totaling $9.1 million which included, (i) $8.1 million of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the acquisition of the Company by Sunbeam (the "Sunbeam Acquisition"), (ii) $1.1 million of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, and (iii) recognition of a net gain of $0.1 million related to the disposition of the Company's manufacturing facility in Cedar City, Utah.

         The following tables (dollars in millions) provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         INTEGRATION OF CAMPING GAZ AND COLEMAN

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                1998          Income      Reductions    Reductions       1999
                                          ----------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............    $     .4         $  --         $ --         $ --          $   .4
                                             --------         -------      -------       ------        ------
     Total included in cost of sales.....          .4            --           --           --              .4
                                             --------         -------      -------       ------        ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         7.5            --           --             .9           6.6
     Other assets........................          .2            --           --           --              .2
                                             --------         ------       -------       ------        ------
                                                  7.7            --           --             .9           6.8
                                             --------         -------      -------       ------        ------
   Restructuring accruals:
     Employee severance pay and fringes..          .1            --           --           --              .1
     Facility closure costs..............          .1            --           --           --              .1
     Other exit activity costs, principally
       sales agent termination fees                .8            --             .5         --              .3
                                             --------         -------      -------       ------        ------
       ..................................         1.0            --             .5         --              .5
                                             --------         -------      -------       ------        ------
       Totals included in restructuring..         8.7            --             .5            .9          7.3
                                             --------         -------      -------       -------       ------

Totals...................................    $    9.1         $  --         $   .5       $    .9       $  7.7
                                             ========         =======      =======       =======       ======

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         The reserve remaining at June 30, 1999 principally relates to the write down of a vacated warehouse and an accrual for claims brought by certain employees terminated as part of the restructuring plan. The Company is unable to estimate when these issues will be fully resolved.

         EXIT LOW-MARGIN PRODUCT LINES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                1998          Income      Reductions    Reductions       1999
                                          ----------------  ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............      $     .4        $     .1      $    .4       $ --         $   .1
                                               --------        --------     --------       ------       ------
     Total included in cost of sales.....            .4              .1           .4         --             .1
                                               --------        --------     --------       ------       ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................            .1           --            --           --             .1
                                               --------        -------      --------       ------       ------
                                                     .1           --            --           --             .1
                                               --------        -------      --------       ------       ------
Restructuring accruals:
   Other exit activity costs, primarily
       product returns...................            .6           --              .1         --             .5
                                               --------        -------     ---------     --------        -----
                                                     .6           --              .1         --             .5
                                               --------        -------     ---------     --------        -----
       Totals included in restructuring..            .7           --              .1         --             .6
                                               --------        -------      --------       ------       ------

Totals...................................      $    1.1        $     .1      $    .5       $  --        $   .7
                                               ========        ========     ========       =======      ======

         The remaining accruals at June 30, 1999 relate to products expected to be returned and to anticipated losses on final disposal of the remaining assets. The Company estimates the remaining disposals will occur by the end of 1999.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                1998          Income      Reductions    Reductions       1999
                                          ----------------  ----------    ----------    ----------  -----------
Restructuring accruals:
   Employee severance pay and fringes....      $   3.4         $   .1       $    .4      $   --          $ 3.1
   Other exit activity costs,
     primarily facility closure expenses.          1.0            --             .3          --             .7
                                               -------         -------     --------      --------        -----
       Totals included in restructuring..          4.4             .1            .7          --            3.8
                                               -------         ------      --------      --------        -----

Totals...................................      $   4.4         $   .1       $    .7      $   --          $ 3.8
                                               =======         ======      ========      ========        =====

         The remaining accrual relates primarily to severance costs owed to Company executives under long-term severance arrangements. The unpaid costs at June 30, 1999 are expected to be paid by December 31, 2000.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


         CLOSE FACILITIES

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                1998          Income      Reductions    Reductions       1999
                                          ----------------  ----------    ----------    ----------  -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................      $    .2        $   --        $ --           $ --         $   .2
                                               -------        --------     -------         ------       ------
                                                    .2            --          --             --             .2
                                               -------        --------     -------         ------       ------
   Restructuring accruals:
     Employee severance pay and fringes..          1.3            (.1)           .5          --             .7
     Other exit activity costs,
       primarily facility closure expenses          .6             --            .3          --             .3
                                             ---------        -------      --------        ------       ------
                                                   1.9            (.1)           .8          --            1.0
                                             ---------        -------      --------        ------       ------
       Totals included in restructuring..          2.1            (.1)           .8          --            1.2
                                             ---------        -------      --------        ------       ------

Totals...................................    $     2.1        $   (.1)      $    .8        $ --         $  1.2
                                             =========        =======      ========        ======       ======

         During the six months ended June 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 14 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance agreements, and no additional charges are anticipated in future periods.

         EMPLOYEE TERMINATION AND SEVERANCE

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash     June 30,
                                                 1998         Income      Reductions    Reductions       1999
                                           ---------------  ----------    ----------    ----------  -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes..      $    3.4       $   --         $  2.0      $  --          $   1.4
                                               --------       --------      -------      -------        -------

Totals...................................      $    3.4       $   --         $  2.0      $  --          $   1.4
                                               ========       ========      =======      =======        =======

         During the six months ended June 30, 1999, of those employees expected to be terminated, 3 employees left the Company and 5 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

OTHER CHARGES

         During the first six months of 1998, the Company recorded other charges totaling $13.4 million ($12.9 million in the first quarter and $0.5 million in the second quarter) which consisted of (i) $7.3 million of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (ii) $3.9 million of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2.2 million of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative ("SG&A") expenses.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net revenues of $400.9 million for the three months ended June 30, 1999 were $74.5 million, or 22.8%, greater than for the three months ended June 30, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $34.7 million. Revenues for the 1999 period include $12.8 million of revenues from sales of Sunbeam grills and other Sunbeam appliances which Coleman began selling primarily in Europe and Canada in late 1998 and early 1999, respectively. In addition, revenues for the 1998 period include $8.4 million of revenues from sales of the Company's spa related products, a business which was sold during 1998. Adjusting revenues for the 1999 period to exclude the Sunbeam product revenues and adjusting the 1998 period to exclude the spa related product revenues results in comparable outdoor recreation 1999 period products revenues increasing $30.3 million, or 11.3%, over 1998 period revenues. This increase occurred in nearly all product categories, primarily reflecting strong retail replenishment demand and what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including Year 2000 considerations. The Company experienced unusually weak retail replenishment demand in the second quarter of 1998. The hardware products revenues increase of $39.8 million includes $6.7 million of revenues from sales of Sunbeam's First Alert products which Coleman began selling internationally, primarily in Europe, in late 1998. Excluding the revenues from these First Alert products, the hardware products revenues reflected an increase of $33.1 million, or 67.5%, over comparable 1998 revenues primarily reflecting an increase in generator sales attributable to what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including power shortages arising from poor weather conditions and Year 2000 considerations. Geographically, United States revenues increased $46.9 million, or 22.7%, and foreign revenues increased $27.6 million, or 23.0%, over the 1998 period revenues. The United States revenues for the 1998 period include revenues from the Company's spa business which was sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $55.3 million, or 27.9%, over the 1998 period revenues. Excluding the Sunbeam product revenues from the foreign revenues in the 1999 period, foreign revenues in 1999 reflected an increase of $8.1 million, or 6.8%, over the 1998 period revenues.

         Gross profit for the three months ended June 30, 1999 was $130.6 million as compared to $94.7 million for the three months ended June 30, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit. Although the Company has experienced improved gross margins in 1999, the Company continues to rationalize its international production capabilities. The Company is evaluating the elimination of at least one international manufacturing facility and expects to complete that evaluation by December 31, 1999.

         SG&A expenses, excluding the impact of $0.5 million of other charges in the three months ended June 30, 1998 and described above, were $68.3 million for the three months ended June 30, 1999 compared to $58.0 million for the 1998 period. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's spa business which was sold during 1998 and whose total SG&A expenses during the second quarter of 1998 were $1.5 million. SG&A expenses as a percent of net revenues decreased to 17.0% in 1999 from 17.8% in 1998 as revenues grew faster than SG&A expenses.

         Interest expense was $4.9 million for the three months ended June 30, 1999 compared with $8.9 million in the 1998 period, a decrease of $4.0 million. Approximately 35% of this decrease is

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

attributable to lower borrowings with the balance of the decrease primarily attributable to a reduction in the interest rate on amounts borrowed from Sunbeam.

         Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

         The Company recorded a provision for income tax expense of $20.8 million or 38.2% of pre-tax earnings in 1999 compared to a provision for income tax expense of $8.7 million in 1998. The 1999 income tax provision reflects $1.2 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets. The 1998 income tax provision reflects the write-off of approximately $3.8 million deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition. Excluding these items, the 1999 effective income tax rate would have been approximately 36.0% and the 1998 effective income tax rate would have been approximately 34.9%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net revenues of $681.6 million for the six months ended June 30, 1999 were $110.7 million, or 19.4%, greater than for the six months ended June 30, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $61.8 million. Revenues for the 1999 period include $19.2 million of revenues from sales of Sunbeam grills and other Sunbeam appliances which Coleman began selling primarily in Europe and Canada in late 1998 and early 1999, respectively. In addition, revenues for the 1998 period include $13.5 million of revenues from sales of the Company's spa related products, a business which was sold during 1998. Adjusting revenues for the 1999 period to exclude the Sunbeam product revenues and adjusting the 1998 period to exclude the spa related product revenues results in comparable outdoor recreation products 1999 period revenues increasing $56.1 million, or 12.8%, over 1998 period revenues. This increase occurred in nearly all product categories, primarily reflecting strong retail replenishment demand and what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including Year 2000 considerations. The Company experienced unusually weak retail replenishment demand in the first half of 1998. The hardware products revenues increase of $48.9 million includes $13.1 million of revenues from sales of Sunbeam's First Alert products which Coleman began selling internationally, primarily in Europe, in late 1998. In addition, revenues for the 1998 period include $16.3 million of revenues from the Company's safety and security business which was sold in March 1998. Excluding the revenues from these First Alert products and the safety and security business products, the hardware products revenues reflected an increase of $52.1 million, or 51.0%, over comparable 1998 revenues primarily reflecting an increase in generator sales attributable to what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including power shortages arising from poor weather conditions and Year 2000 considerations. Geographically, United States revenues increased $62.4 million, or 17.6%, and foreign revenues increased $48.3 million, or 22.4%, over the 1998 period revenues. The United States revenues for the 1998 period includes revenues from the Company's safety and security business and spa business, both of which were sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $92.2 million or 28.3%, over the 1998 period revenues. Excluding the Sunbeam product revenues from the foreign revenues in the 1999 period, foreign revenues in 1999 reflected an increase of $16.0 million, or 7.4%, over the 1998 period revenues.

         Gross profit for the six months ended June 30, 1999 was $212.9 million as compared to $163.4 million for the six months ended June 30, 1998. Higher sales volume and favorable

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit.

         SG&A expenses, excluding the impact of $13.4 million of other charges in the six months ended June 30, 1998 as described above, were $129.5 million for the six months ended June 30, 1999 compared to $119.2 million in the 1998 period. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's safety and security business and spa business, both of which were sold during 1998, and whose total SG&A expenses during the 1998 period were $6.9 million. SG&A expenses as a percent of net revenues decreased to 19.0% in 1999 from 20.9% in 1998 as revenues grew faster than SG&A expenses.

         Interest expense was $12.4 million for the six months ended June 30, 1999 compared with $17.9 million in the 1998 period, a decrease of $5.5 million. Approximately 59% of this decrease is attributable to lower borrowings with the balance of the decrease primarily attributable to a reduction in the interest rate on amounts borrowed from Sunbeam.

         Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

         The Company recorded a provision for income tax expense of $25.4 million or 38.5% of pre-tax earnings in 1999 compared to a provision for income tax expense of $16.2 million in 1998. The 1999 income tax provision reflects $1.2 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets. The 1998 income tax provision reflects, among other things, (i) the write-off of approximately $5.5 million deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition,
(ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million non-deductible costs associated with the Sunbeam Acquisition. Excluding these items, the 1999 effective income tax rate would have been approximately 36.7% and the 1998 effective income tax rate would have been approximately 37.6%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $21.3 million and $79.3 million of cash during the six months ended June 30, 1999 and 1998, respectively. The Company's higher working capital needs during the 1999 period were largely offset by higher operating profits. Receivables and inventories increased $125.5 million and $17.8 million, respectively, in the six months ended June 30, 1999 as compared to $85.6 million and $9.7 million, respectively, in the six months ended June 30, 1998. The overall increase in receivables and inventories in 1999 as compared to 1998 is largely due to a higher level of business activity in 1999. The Company's capital expenditures were $12.1 million and $13.6 million in the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999, primarily reflects borrowings under the Intercompany Note to fund the Company's operating activities and capital expenditures. During the six months ended June 30, 1998, the $45.5 million of proceeds from stock option exercises along with $453.9 million of borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.2 million were used to, among other things, (i) repay the $116.0 million outstanding indebtedness under the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Company's then existing credit agreement (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

         The Company's uses of cash for 1999 are expected to be primarily for working capital and capital expenditure requirements. The Company's ability to meet its cash operating requirements, including capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and loans to the Company from Sunbeam. Sunbeam has informed the Company it has the positive intent and ability to fund the Company's requirements for borrowed funds through April 10, 2000. Prior to April 15, 1999, amounts loaned by Sunbeam to Coleman were represented by a promissory note (the "Old Intercompany Note"), were due on demand and bore interest at a floating rate equivalent to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility.

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility, amended and restated the Old Intercompany Note (the "Intercompany Note"), entered into intercompany security and pledge agreements, and entered into an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Intercompany Note is due April 15, 2000. The Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Intercompany Note. In addition, the Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Intercompany Note and that in certain circumstances the payment on the Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other direct domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Intercompany Note. Sunbeam has pledged the Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Intercompany Note. Coleman also gave the lending banks a direct pledge of the assets securing the Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Intercompany Note.

         As of June 30, 1999 the amount borrowed by the Company under the Intercompany Note amounted to $390.6 million and the applicable interest rate was 4%. The weighted average interest rate charged by Sunbeam for amounts borrowed under the Old Intercompany Note and the Intercompany Note during the six months ended June 30, 1999 was 5.9% and the total interest charged by Sunbeam to Coleman was $11.5 million. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $0.3 million. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit issued for its account.

         The Sunbeam Credit Facility provides for aggregate borrowings of up to $1,700.0 million

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

pursuant to (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing on March 30, 2005, of which $52.5 million may only be used to complete the Coleman Merger if the Coleman Merger does not occur prior to August 31, 1999, (ii) up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman Merger, and (iii) a $500.0 million term loan maturing on September 30, 2006, of which $5.0 million has already been repaid through June 30, 1999. At June 30, 1999, Sunbeam had $1,410.0 million of outstanding debt under the Sunbeam Credit Facility and approximately $218.3 million available for borrowing. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. At the end of June 1999, approximately $233.5 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam. In addition, at the same time, Sunbeam's cash balance available for debt repayment was approximately $15.2 million.

         Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material subsidiaries, other than Coleman and its subsidiaries except as otherwise described herein. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the Sunbeam Credit Facility.

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         The Company's corrective work to achieve Year 2000 compliance has included the following: (i) installation of Year 2000 compliant JD Edwards software which has recently been completed in one location; (ii) the installation of Year 2000 compliant JBA software in one location which is substantially complete; (iii) remediation of software codes for existing programs in another location which is substantially complete; and (iv) installation of Year 2000 compliant JD Edwards software which is scheduled to be completed in another location in September 1999. This last location has significant Year 2000 issues. Coleman's failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the Company's operations. Management believes that, although there are significant systems that are being or will be modified or replaced, Coleman's information systems environment will be made Year 2000 compliant prior to January 1, 2000.

         As of June 30, 1999, the Company had expended approximately $8.5 million related to remediation of Year 2000 issues, of which approximately $5.7 million was recorded as SG&A expenses and the remainder as capital expenditures. The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues is approximately $14.0 million. This estimate includes the costs of software and hardware modifications and replacements, and fees to third party consultants, but excludes the costs associated with Company employees. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. There can be no assurance that these preliminary estimates will not change as the Company completes its assessment of the Year 2000 issues.

         The Company's Year 2000 program was developed and is monitored with the help of independent consultants. Therefore, with the exception of certain aspects of the Company's Year 2000 readiness program, the Company did not engage another independent third party to verify the program's overall approach or total cost. However, the Company believes that through its use of various external consulting firms which perform significant roles within the program, the Company's

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

exposure in this regard is mitigated. In addition, through the use of external third party diagnostic software packages that are designed to analyze the Year 2000 readiness in the software code which the Company is remediating, the Company believes that it has also mitigated its risk by validating and verifying key program components.

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

         The Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to complete such contingency plan by September 30, 1999 and expects that such contingency plan will include an analysis of the Company's worst case scenario and will address alternative processes, such as manual procedures to replace those processed by noncompliant systems, electronic spreadsheets, potential alternative service providers, and plans to address compliance issues as they arise. At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 issues generally involves potential disruptions in areas in which the Company's operations must rely on vendors, suppliers and customers whose systems may not work properly after January 1, 2000. While such failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. However, subject to the nature of the systems and applications of the Company or third parties which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         - combinations or other actions by retail customers that adversely affect sales or profitability,
         - actions by competitors including business combinations, new product offerings and marketing and promotional activities,
         - failure of Coleman and/or its customers and suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information,
         - any material error in evaluating levels of retail inventories and the related impact on operations, and
         - Coleman's sourcing of products from international vendors, including the ability to select reliable vendors and avoid delays in shipments.

         Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these cautionary statements to reflect actual results or changes in other factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

         For debt obligations, the table presents principal cash flows by expected maturity date and related June 30, 1999 weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates for the contracts at June 30, 1999. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                  Expected Maturity Date
                                  Balance    -------------------------------------------------------------------
                                    at                                                  There-            Fair
                                 6/30/99     1999    2000     2001      2002     2003    after  Total      Value
                                 --------    ----    -----    -----     ----     ----   ------- ------     -----
                                                                (US$ Equivalent in Millions)
Long-Term Debt:
   Fixed Rate.................  $   0.6     $  0.1   $ 0.2    $ 0.2    $ 0.1    $ --    $ --     $   0.6   $  0.6
   Average Interest Rate......      4.60%
Interest Rate Derivatives:
   Interest Rate Swaps:
     Variable to Fixed (US$)..  $  25.0     $ --     $ --     $ --     $ --     $ 25.0  $ --     $  25.0   $ (0.1)
     Average Pay Rate.........      6.12%
     Average Receive Rate.....      5.00%

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                                                                        Balance
                                                                                           at            Fair
                                                                                       6/30/99 (1)       Value
                                                                                       -----------       -----
                                                                                     (US$ Equivalent in Millions)
Foreign Currency Short-Term Debt:
   Variable Rate Credit Lines (Europe, Japan and Asia)...............................   $   48.0        $  48.0
   Weighted Average Interest Rate....................................................        2.7%
Forward Exchange Agreements:
    (Receive US$/Pay DM)
       Contract Amount...............................................................   $    6.0        $   6.8
       Average Contractual Exchange Rate.............................................       1.62
    (Receive US$/Pay JPY)
       Contract Amount...............................................................   $    6.0        $   6.2
       Average Contractual Exchange Rate.............................................     114.17
    (Receive US$/Pay GBP)
       Contract Amount...............................................................   $    2.0        $   2.1
       Average Contractual Exchange Rate.............................................        .60
    (Receive US$/Pay CAD)
       Contract Amount...............................................................   $    3.4        $   3.4
       Average Contractual Exchange Rate.............................................       1.46

    Purchased Put Option Agreements:
    (Receive US$/Pay DM)
       Contract Amount...............................................................   $   10.9        $   0.5
       Average Strike Price..........................................................       1.80
    (Receive US$/Pay JPY)
       Contract Amount...............................................................   $   11.6        $   0.1
       Average Strike Price..........................................................     125.00
    (Receive US$/Pay GBP)
       Contract Amount...............................................................   $    0.7        $   0.0
       Average Strike Price..........................................................        .62
    (Receive US$/Pay CAD)
       Contract Amount...............................................................   $   30.2        $   0.1
       Average Strike Price..........................................................       1.53

-------------------
(1) None of the instruments listed in the table have maturity dates beyond 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.                        Description
              -----------                        -----------
                 3.1  /X/       Certificate of Designation, Preferences and
                                Rights of Series A Participating Preferred Stock
                                of The Coleman Company, Inc., dated as of July
                                9, 1999.

                 10.1           Sixth Amendment to Credit Agreement, dated as of
                                May 25, 1999 among Sunbeam Corporation
                                ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan
                                Stanley Senior Funding, Inc., Bank America
                                National Trust and Savings Association and First
                                Union National Bank (incorporated by reference to Exhibit 10.32 to Amendment Number 2 to
                                Sunbeam's Registration Statement on Form S-1,
                                Registration Number 333-71819).

                 10.2  /X/      Tax Sharing Agreement, dated as of July 12, 1999
                                by and among Sunbeam Corporation and The Coleman
                                Company, Inc.

                 27             Financial Data Schedule, submitted
                                electronically to the Securities and Exchange
                                Commission for information only and not filed.

                ---------------------
                /X/  Filed herewith

         (b)  Report on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE COLEMAN COMPANY, INC.



Date:        August 13, 1999               By: /s/ Gwen C. Wisler
     -------------------------                 --------------------------------
                                                Gwen C. Wisler
                                                Executive Vice President and
                                                Chief Financial Officer