Form 10-K405/A
period 1998-12-31
COLEMAN CO INC
filed 1999-11-08
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-K/A

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1998
                                     -------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from        to

Commission file Number                  1-988
                                     -----------

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

        Registrant's telephone number, including area code: 316-832-2700
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ X ]

      The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the closing sale price of the common stock on April 9, 1999 was approximately $84,524,784.

      As of April 9, 1999, there were 55,827,490 shares of the registrant's common stock outstanding, of which 44,067,520 shares were held by an indirect wholly-owned subsidiary of Sunbeam Corporation.



                      Exhibit Index at pages 49 through 56.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                         1998 FORM 10-K/A ANNUAL REPORT


                               TABLE OF CONTENTS

                                                        PART I                                         Page
Item 1.         Business............................................................................     3
Item 2.         Properties..........................................................................     9
Item 3.         Legal Proceedings...................................................................    10
Item 4.         Submission of Matters to a Vote of Security Holders.................................    13

                                                       PART II

Item 5.         Market for Registrant's Common Equity and Related Stock Matters.....................    14
Item 6.         Selected Financial Data.............................................................    15
Item 7.         Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.........................................................    16
Item 8.         Financial Statements and Supplementary Data.........................................    36
Item 9.         Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures..........................................    36

                                                       PART III

Item 10.        Directors and Executive Officers of the Registrant..................................    36
Item 11.        Executive Compensation..............................................................    39
Item 12.        Security Ownership of Certain Beneficial Owners and Management......................    45
Item 13.        Certain Relationships and Related Transactions......................................    46

                                                       PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Report on Form 8-K.....................    49
                Signatures..........................................................................    57

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

         On February 27, 1998, CLN Holdings Inc. ("CLN Holdings"), the then parent company of Coleman Worldwide, and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F"), in connection with the Holdings Merger (the "Parent Holdings Settlement Agreement"). The Parent Holdings Settlement Agreement, subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam and its subsidiaries to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a warrant expiring August 24, 2003 (the "Parent Holdings Warrant") to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. The hearing on the settlement was held on September 29, 1999, but the court has not ruled on the settlement. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority shareholders of Coleman warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution provisions. Any shareholder who does not exercise his appraisal rights under Delaware law will receive the warrants. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

         The Company also restructured certain operations. In 1994, the Company completed the restructuring of its German manufacturing operations (the "German Restructuring"), including selling its plastic cooler business located in Inheiden, Germany and Loucka, Czech Republic. In 1996, the Company closed the Brazilian manufacturing operations it had acquired from Metal Yanes, Ltda. in 1994. In 1997, the Company undertook further restructuring including (i) exiting various low margin products, including pressure washers, (ii) closing and relocating certain administrative and sales offices, and (iii) closing several manufacturing facilities. During 1998, the Company continued certain restructuring activities originally begun in 1997, terminated 109 employees in connection with the Sunbeam Acquisition, closed certain domestic and European facilities and incurred other costs directly associated with the Sunbeam Acquisition. During 1998, the Company also sold its portable spa products business.

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

OUTDOOR RECREATION

         Coleman's principal Outdoor Recreation products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects and are distributed predominantly through mass merchandisers, home centers and other retail outlets. The Company believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. The Company's liquid fuel appliances include single and dual fuel-powered lanterns and stoves and a broad range of propane- and butane-fueled lanterns and stoves. These products are manufactured at the Company's facilities located in the United States and are marketed under the COLEMAN -Registered Trademark- and PEAK ONE-Registered Trademark- brand names. The Outdoor Recreation group revenues accounted for approximately 38% of the Company's total net revenues in 1998.

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

SALES AND MARKETING

         The following table sets forth net revenues by class of products for the years ended December 31, 1998, 1997 and 1996.

                                                              1998          1997           1996
                                                           ----------    ----------     ----------
                                                                        (in millions)
                 Outdoor Recreation..................      $    779.0     $   859.7     $    859.6
                 Hardware............................           236.4         294.6          360.6
                                                           ----------    ----------     ----------
                     Total...........................      $  1,015.4     $ 1,154.3     $  1,220.2
                                                           ==========    ==========     ==========

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

INDUSTRY SEGMENTS, FOREIGN AND DOMESTIC OPERATIONS

         Certain information concerning the Company's business and geographic segments is set forth in Note 19 of the Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K/A Annual Report. Coleman has sales in countries where economic growth has slowed, primarily Japan and Korea. The economies of other foreign countries important to the Company's operations could also suffer instability in the future. The following are among the factors that could negatively affect Coleman's operations in foreign markets: (1) access to markets; (2) currency devaluation; (3) new tariffs; (4) changes in monetary policies; (5) inflation; and (6) governmental instability. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Exposure to Market Risk."

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

ITEM 2.  PROPERTIES

         The Company's principal properties as of December 31, 1998 are as follows:

                                                                                            Building
                                                                                             Square     Owned/
Location                                     Principal Use                                   Footage    Leased
--------                                     -------------                                   -------    ------
UNITED STATES
Kearney, NE                 Manufacture/assembly of portable generators;
                               office and warehouse.....................................      155,000    Leased(1)
Lake City, SC               Manufacture of sleeping bags................................      168,000    Owned
Maize, KS                   Manufacture of propane cylinders                                             Owned/
                               and machined parts.......................................      232,760    Leased
New Braunfels, TX           Manufacture of insulated coolers and other plastic
                               products.................................................      338,000    Owned
Pocola, OK                  Manufacture of outdoor folding furniture and warehouse......      186,000    Owned
Springfield, MN             Manufacture of air compressors..............................      166,000    Owned
Wichita, KS                 Manufacture of lanterns and stoves and insulated coolers
                               and jugs; research and development and design
                               operations; office and warehouse.........................    1,197,000    Owned
Morovis and Orocovis,       Manufacture of daypacks, sports bags, and related
   Puerto Rico                 products; office and warehouse...........................      110,000    Leased
INTERNATIONAL
Centenaro di Lonata,        Manufacture of butane lanterns, stoves, heaters and
    Italy                      grills; office and warehouse.............................       77,000    Owned
St. Genis Laval, France     Manufacture of lanterns and stoves, filling of gas
                               cylinders, and assembly of grills; office and
                               warehouse................................................    2,070,000    Owned(2)

------------------

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

ITEM 3.  LEGAL PROCEEDINGS

         The following disclosure is as of April 9, 1999.

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

         The Company participates in product liability insurance programs maintained by Sunbeam and reimburses Sunbeam for its allocable share of the cost of such coverage. Such liability insurance is written on an "occurrence" basis. An "occurrence" policy generally insures the Company for any claims made arising from incidents or events which occurred while such insurance coverage is in effect. Under Sunbeam's product liability insurance coverages, the Company retains liability in the amount of $2.5 million per occurrence and $18.0 million in the aggregate for the policy year. The Company believes this type and level of coverage is adequate. For a discussion of the Company's policy on accrual of reserves for the self-insured portions of the risks covered by the insurance programs maintained by Sunbeam, see Notes 1 and 14 of the Notes to Consolidated Financial Statements of the Company, which are included elsewhere in this Form 10-K/A Annual Report.

ENVIRONMENTAL MATTERS

         The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials ("Environmental Laws"). The Company believes it is in substantial compliance with all Environmental Laws which are applicable to its operations. Compliance with Environmental Laws involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.

         The Company has established reserves, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have, remediation responsibility. The Company accrues environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1998 and 1997, the Company's environmental reserves were $10.9 million (representing $10.4 million for the estimated costs of facility investigations, corrective measure studies and known remedial measures and $0.5 million for estimated legal costs)and $4.1 million (representing $3.7 million for the estimated costs of facility investigations, corrective measure studies and known remedial measures and $0.4 million for estimated legal costs), respectively. It is anticipated that the $10.9 million accrual at December 31, 1998 will be paid as follows: $1.1 million in 1999, $2.8 million in 2000, $1.2 million in 2001, $0.5 million in 2002, $0.5 million in 2003 and $4.8 million thereafter. The Company has accrued its best estimate of remediation costs (based upon a range of exposure of $5.6 million to $23.3 million) based upon facts known to the Company and because of the inherent difficulties in estimating the ultimate amount of environmental remediation costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technologies, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), information relating to the exact nature and extent of the contamination at each site and the extent of required clean up efforts and the varying costs of alternative remediation strategies. Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1998.

         The Company has recorded reserves for environmental matters which it believes are adequate based upon facts known to the Company, applicable laws and regulations, status of remediation efforts, ongoing investigations, technical evaluations, and individual circumstances related to each site. Amounts charged against operations for environmental remediation activities for the years ended December 31, 1998, 1997, and 1996 were $7.6 million, $1.8 million, and $1.6 million, respectively.

         The Company reviews the adequacy of its environmental reserves and adjusts the reserves as additional information becomes available, as previously described, which allows the Company to refine its estimates. During the fourth quarter of 1998, the Kansas Department of Health and Environment ("KDHE") approved a remedial investigation report prepared by Coleman and requested Coleman to prepare and submit a remedial system design to address off-site contamination originating from one of its existing sites. Coleman is in the process of developing the feasibility study which will propose several alternatives for remediating the on-site soil and groundwater contamination and the off-site groundwater contamination resulting from the on-site sources. Based upon the remedial system design, completed in the fourth quarter of 1998 by the Company's outside environmental consultants, Coleman recorded a charge of $5.7 million with respect to this issue during the fourth quarter of 1998. The remaining charges recognized during 1998 are related to an additional contamination source discovered at one site which increased the estimated remediation period and increases in the estimated costs for remedial system operation and maintenance at another site. During 1997 and 1996, amounts charged to operations for environmental remediation activities related to refinement of remediation estimates based upon ongoing investigations, feasibility studies, technical evaluations, and monitoring procedures.

GILBERT AND MOSLEY SITE

         As a result of investigations undertaken in 1986, the KDHE discovered that groundwater in the Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic compounds ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1998 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

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

NORTHEAST SITE

         In 1990, Coleman undertook a soil and groundwater investigation of its facility in northeast Wichita (the "Northeast Site"). Results indicated the presence of VOCs in the groundwater and soils. Although some of the contamination may be a result of Coleman's operations at the facility, the data also indicated contamination was migrating onto the Coleman property from upgradient sources. Coleman reported the initial results of its study to KDHE. Coleman has also provided copies of all data to the United States Environmental Protection Agency (the "EPA"), at its request. The EPA has not initiated any actions against the Company with respect to the Northeast Site. An agreement has been entered into with KDHE to undertake additional investigatory activities, and an interim remediation system has been installed. As described above, during the fourth quarter of 1998, the KDHE approved a remedial investigation report prepared by Coleman and requested Coleman to prepare and submit a remedial system design to address off-site contamination originating from one of its existing sites.

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

LITIGATION

         Beginning on June 25, 1998, several class action lawsuits were filed in the Court of Chancery of the State of Delaware by minority stockholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors. These actions were consolidated into a single class action lawsuit. The actions allege, among other things, that the consideration payable to the public stockholders of Coleman in the proposed Coleman Merger is no longer fair to such stockholders as a result of the decline in the market price of Sunbeam common stock. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, the consolidated class action lawsuit. The court hearing on the settlement was held on September 29, 1999, but the court has not ruled on the settlement. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority stockholders of Coleman warrants to purchase 4.98 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. Any shareholder who does not exercise appraisal rights under Delaware law will receive the warrants. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

                                                                      High         Low
                                                                      ----         ---
                  1998
                  First Quarter.................................  $  35 9/16   $  12 1/16
                  Second Quarter................................     31 3/4       10 13/16
                  Third Quarter.................................     12            8 15/16
                  Fourth Quarter................................     10 3/16       7 7/16

                  1997
                  First Quarter.................................  $  16 1/8    $  11 1/2
                  Second Quarter................................     19 1/8       12 7/8
                  Third Quarter.................................     18           15 3/16
                  Fourth Quarter................................     16 13/16     12 3/8

         As of the close of business on April 9, 1999, there were approximately 575 holders of record of the Company's common stock.

         In April 1999, the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12.0 million at September 30, 1998 and average annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the Coleman Merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. On August 5, 1999, the NYSE advised Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program.

         The Company has not declared a cash dividend on its common stock and does not anticipate any dividends will be declared on its common stock in the foreseeable future. The Coleman Merger Agreement prohibits payment of dividends prior to completion of the Coleman Merger.

         The Company did not sell any unregistered securities during 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the years presented in the table below has been derived from the Consolidated Financial Statements and includes financial data related to businesses acquired from their respective dates of acquisition. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K/A.

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                  1998           1997         1996          1995          1994
                                          ----------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
Net revenues.............................   $ 1,015,373     $ 1,154,294   $ 1,220,216    $  933,574    $ 751,580
Cost of sales (a)........................       748,295         828,107       917,947       649,427      535,710
                                            -----------     -----------   -----------    ----------    ---------
Gross profit.............................       267,078         326,187       302,269       284,147      215,870
Selling, general and
  administrative expenses................       255,071         255,785       271,541       174,688      128,466
Restructuring expense (a)................        17,892          22,722        30,678            --       18,456
Asset impairment charge (b)..............           --              --            --         12,289          --
Interest expense, net....................        33,213          40,852        38,727        24,545       13,374
Amortization of goodwill and
  deferred charges.......................        19,584          11,338        10,473         7,745        6,209
Gain on sales of businesses..............       (32,411)            --            --            --           --
Other expense, net.......................           170           1,867         1,151           334        1,138
                                            -----------     -----------   -----------    ----------    ---------
(Loss) earnings before income taxes,
  minority interest and
  extraordinary item ....................       (26,441)         (6,377)      (50,301)       64,546       48,227
Income tax expense (benefit).............        13,846          (5,227)      (10,927)       24,479       14,747
Minority interest........................           276           1,386         1,872           --           --
                                            -----------     -----------   -----------    ----------    ---------
(Loss) earnings before
  extraordinary item ....................       (40,563)         (2,536)      (41,246)       40,067       33,480
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes...........................       (17,538)           --            (647)         (787)        (677)
                                            -----------     -----------   -----------    ----------    ---------
Net (loss) earnings......................   $   (58,101)    $    (2,536)  $   (41,893)   $   39,280    $  32,803
                                            ===========     ===========   ===========    ==========    =========
Basic (loss) earnings
  per common share ......................   $     (1.05)    $     (0.05)  $     (0.79)   $     0.74    $    0.61
                                            ===========     ===========   ===========    ==========    =========
Weighted average common
  shares outstanding.....................        55,309          53,344        53,197        53,226       53,436
                                            ===========     ===========   ===========    ==========    =========

                                                                          DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                 1998           1997          1996          1995         1994
                                          ----------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets............................    $   933,257     $ 1,041,764   $ 1,160,086    $  844,487    $ 712,265
Long-term debt
  (including current portions)..........        365,535         477,799       583,613       355,257      291,175
Total stockholders' equity..............        238,615         240,469       252,945       292,342      253,363

-------------------
(a) The Company recorded restructuring charges during the years ended December 31, 1998, 1997, and 1996 generally related to integration of operations following business acquisitions, elimination of product lines, consolidation and/or rationalization of facilities and employee termination costs. See Note 3 of the Notes to Consolidated Financial Statements. Restructuring expense for the year ended December 31, 1994 reflects primarily the non-recurring charge taken in connection with the German Restructuring which includes severance costs, commitments to third parties and write-downs of leasehold improvements and other assets to estimated realizable values.
(b) The asset impairment charge is related to the Company's Brazilian operations which had not performed to the Company's expectations since the acquisition of this operation in 1994 and reflects the charge taken in connection with the adoption of FAS 121.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes, which are included elsewhere in this Annual Report on Form 10-K/A.

ACQUISITION OF THE COMPANY

         On February 27, 1998, CLN Holdings, the then parent of Coleman Worldwide, and Parent Holdings, the then parent company of CLN Holdings, entered into the Holdings Merger Agreement with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam. In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $160.0 million in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide. On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of M&F, in connection with the Holdings Merger. The Parent Holdings Settlement Agreement, subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam and its subsidiaries to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and CAC entered into the Coleman Merger Agreement providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation. Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement, and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Sunbeam and Coleman entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority shareholders of Coleman warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution provisions. Any shareholder who does not exercise his appraisal rights under Delaware law will receive the warrants. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

         The consummation of the Coleman Merger is conditional upon the Registration Statement becoming effective in accordance with the provisions of the Securities Act. Sunbeam has filed the Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam.

RESULTS OF OPERATIONS

RESTRUCTURING CHARGES

         During 1996, 1997 and 1998, the Company recorded restructuring charges totaling $58.9 million, $30.8 million and $17.9 million, respectively. Cost of sales includes $28.3 million and $8.1 million for the years ended December 31, 1996 and 1997, respectively, with the remaining restructuring charges of $30.6 million, $22.7 million and $17.9 million for the years ended December 31, 1996, 1997, and 1998, respectively, classified as restructuring expense. These restructuring charges generally relate to integration of operations following business acquisitions (including costs associated with consolidation of operations and severance), elimination of product lines, consolidation and/or rationalization of facilities, severance and employee termination costs and additional costs related to these activities. The write-downs for fixed assets and other assets were determined based upon the carrying value for abandoned assets, less applicable estimated salvage value, and by third-party appraisal for significant vacated facilities. The fixed assets generally were taken out of service at the time of the write down and related depreciation was discontinued upon recognition of the write down. For related inventory which management determined was salable, the estimated write-down was based upon the differences between the expected net sales proceeds of the inventory and the recorded value of the inventory. In the case of abandoned inventory, the write-down was equal to the recorded value of the inventory. These assets were component units of their respective operations and, therefore, there were no significant separately-identifiable operations generated from facilities or assets included in a restructuring charge before or since the date of the charge. Reserve balances for write-downs are presented as reductions from the related asset balances and the other accrual balances are presented as accrued expenses in the accompanying consolidated balance sheets. The cash reductions to the reserve balances represent cash payments for accrued expenses and other liabilities such as for employee severance pay and fringes, facility closure costs, other exit activity costs and litigation costs and settlements. Non-cash reductions to the reserve balances represent relief of the reserve balances as the related assets were sold or discarded and the impact of foreign exchange and were recorded as the events took place. The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to appropriately refine its estimates.

         The Company believes its restructuring programs including the integration of Camping Gaz, the exit from certain businesses and product lines, the closure of manufacturing facilities and the related employee terminations have resulted in or will result in higher gross profits. The Company believes its restructuring programs consisting of the closure and relocation of administrative and sales offices and the related employee terminations have resulted in or will result in lower selling, general and administrative expenses. The Company believes the benefits of these programs generally begin to be realized within one year of instituting the programs. Although no assurance can be given, the Company believes the consolidated results of operations are more favorable or will be more favorable than would have otherwise been achieved had these restructuring programs not been undertaken.

         The major components of the restructuring activities are described below.

         INTEGRATION OF CAMPING GAZ AND COLEMAN - Restructuring charges totaling $21.8 million were recorded during 1996 regarding the integration of the Camping Gaz operations. Actions related to the integration included consolidating facilities, eliminating duplicate product lines (including related inventory and equipment), and employee terminations. In addition, in connection with the worldwide integration of the Camping Gaz operations, the Company also closed its South American manufacturing facility. The write-down of inventory in the amount of $6.0 million represents management's best estimate of net realizable value upon sale. Prior to the write-down, the inventory had a carrying value of $7.4 million. The principal fixed asset held for disposal is a warehouse vacated in 1997 (which was depreciated through that date) with a carrying value of approximately $5.1 million after recording the 1996 write-down. The other remaining fixed assets held for disposal had a carrying value of approximately $1.0 million after recording the 1996 write-down. Prior to the write-down, approximately $0.3 million and $0.6 million of depreciation expense was incurred in 1996 for the warehouse and for the other fixed assets held for disposal, respectively. The charge for other assets was comprised principally of receivables ($0.8 million) and prepaid expenses ($0.7 million) related to abandoned operations. The charge for increased receivables reserves related to the loss of leverage in collection efforts due to abandoning the related operations. The charge for facility closure costs was composed of lease termination costs ($0.6 million), forfeited tax incentives ($0.7 million), relocation costs ($0.2 million) and costs associated with the shutdown of a factory in South America ($0.2 million). Relocation costs are expensed as incurred. The charge for other exit activity costs includes sales agent termination costs ($0.5 million), claims brought by terminated employees ($1.0 million), and real estate agent commission related to selling the warehouse held for disposal ($0.3 million). The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions       1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............    $   --         $    6.0        $ --         $    2.3      $   3.7
                                             --------       --------        ------       --------      -------
     Total included in cost of sales.....        --              6.0          --              2.3          3.7
                                             --------       --------        ------       --------      -------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................        --              8.6          --               .3          8.3
     Other assets........................        --              1.8          --              1.2           .6
                                             --------       --------        ------       --------      -------
                                                 --             10.4          --              1.5          8.9
                                             --------       --------        ------       --------      -------
   Restructuring accruals:
     Employee severance pay and fringes..        --              1.9           1.5          --              .4
     Facility closure costs, primarily lease
       termination costs and forfeited tax
       incentives........................        --              1.7           0.3          --             1.4
     Other exit activity costs, primarily
       sales agent termination costs and
       claims brought by terminated
       employees.........................        --              1.8            .1          --             1.7
                                             --------       --------        ------       -------       -------
                                                 --              5.4           1.9          --             3.5
                                             --------       --------        ------       -------       -------
       Totals included in restructuring..        --             15.8           1.9            1.5         12.4
                                             --------       --------        ------       --------      -------

Totals...................................    $   --         $   21.8        $  1.9       $    3.8      $  16.1
                                             ========       ========        ======       ========      =======

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............    $    3.7        $   (.6)      $   --        $    1.9      $   1.2
                                             --------        -------       --------      --------      -------
     Total included in cost of sales.....         3.7            (.6)          --             1.9          1.2
                                             --------        -------       --------      --------      -------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         8.3            (.1)          --             2.3          5.9
     Other assets........................          .6            (.1)          --              .3          0.2
                                             --------        --------      --------      --------      -------
                                                  8.9            (.2)          --             2.6          6.1
                                             --------        -------       --------      --------      -------



   Restructuring accruals:
     Employee severance pay and fringes..          .4             .2             .5          --             .1
     Facility closure costs, primarily lease
       termination costs and
       forfeited tax incentives..........         1.4            (.6)            .2          --             .6
     Other exit activity costs, primarily
       sales agent termination costs and
       claims brought by terminated
       employees.........................         1.7            (.3)            .6          --             .8
                                             --------        -------       --------      --------      -------
                                                  3.5            (.7)           1.3          --            1.5
                                             --------        -------       --------      --------      -------
       Totals included in restructuring..        12.4            (.9)           1.3           2.6          7.6
                                             --------        -------       --------      --------      -------

Totals...................................    $   16.1        $  (1.5)      $    1.3      $    4.5      $   8.8
                                             ========        =======       ========      ========      =======

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                1997          Income      Reductions    Reductions       1998
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............    $    1.2         $  (.1)       $  --         $    .7       $   .4
                                             --------         ------        -------       -------       ------
     Total included in cost of sales.....         1.2            (.1)          --              .7           .4
                                             --------         ------        -------       -------       ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         5.9            1.6           --           --             7.5
     Other assets........................          .2           --             --           --              .2
                                             --------         ------        -------       ------        ------
                                                  6.1            1.6           --           --             7.7
                                             --------         ------        -------       ------        ------
   Restructuring accruals:
     Employee severance pay and fringes..          .1             .1             .1         --              .1
     Facility closure costs, primarily lease
       termination costs,................          .6            (.3)            .3         --            --
     Other exit activity costs, primarily
       sales agent termination costs and
       claims brought by terminated
       employees.........................          .8           --               .1         --              .7
                                             --------         ------        -------       ------        ------
                                                  1.5            (.2)            .5         --              .8
                                             --------         ------        -------       ------        ------
       Totals included in restructuring..         7.6            1.4             .5         --             8.5
                                             --------         ------        -------       ------        ------

Totals...................................    $    8.8         $  1.3        $    .5       $    .7       $  8.9
                                             ========         ======        =======       =======       ======

         During the first and second quarters of 1997, the Company reduced the restructuring reserve recorded in 1996 for write down of inventory by $0.6 million because actual inventory liquidation results were better than originally estimated, principally due to better-than-anticipated results in liquidating inventory related to the elimination of duplicate product lines. The decreases to the reserves for writedowns of fixed assets held for disposal of $0.1 million and the reserves for writedowns of other assets of $0.1 million during the fourth quarter of 1997 related to the sale of fixed assets in Italy for an amount in excess of the original estimated selling price and recovery of a receivable originally believed to be uncollectible, respectively.

         Employee severance and fringe benefit costs relate to 179 management, sales, administrative and production employees of which 150 and 29 left the Company during 1996 and 1997, respectively. The Company reduced the reserve for facility closure costs by $0.6 million during the fourth quarter of 1997 principally because a tax incentive provided by a foreign government related to an abandoned facility was not required to be forfeited as originally anticipated. The decrease to the reserve for other exit activity costs of $0.3 million during the first quarter of 1997 resulted from the successful avoidance of termination claims.

         During the third quarter of 1998, the Company recorded an adjustment to further decrease the carrying value of the fixed assets held for disposal, principally the vacated warehouse, by $1.6 million to reflect their current fair market value less costs to sell. Operations at the warehouse were ceased as a result of the integration of the Camping Gaz and Coleman Germany operations and the warehouse was vacated during 1997. The warehouse has been held for sale since 1997, and accordingly, the Company monitors the valuation of the warehouse and records appropriate adjustments to its carrying value based upon independent third party appraisals.

         In addition, during the third and fourth quarters of 1998, the Company reduced the reserve for facility closure costs by $0.3 million in recognition of successful negotiations to reduce lease termination costs related to the Company's facilities in the United Kingdom and Holland, and increased the reserves for employee severance pay and fringe benefits by $0.1 million to recognize an additional severance benefit in Holland.

         The reserves remaining at December 31, 1998, principally relate to the write down of the vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

         EXIT LOW END ELECTRIC PRESSURE WASHER BUSINESS - During 1996, the Company recorded restructuring charges totaling $19.0 million to exit substantially all of the Company's low end electric pressure washer business. As part of the exit of the low end electric pressure washer business, the Company reached agreement to buyback related inventory held by, or returned to, significant customers. The product buyback was considered necessary as the Company was no longer supporting the product line. Substantially all of the inventory and related fixed assets were abandoned. Therefore, for inventory and fixed assets held for disposal, the carrying value was fully reserved. Prior to the write down of the fixed assets held for disposal, approximately $0.1 million of depreciation expense was incurred in 1996. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                               Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions      1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............      $  --          $   8.1       $  --           $   5.8     $   2.3
                                               -------        -------       --------        -------     -------
     Total included in cost of sales.....         --              8.1          --               5.8         2.3
                                               -------        -------       --------        -------     -------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         --               .6          --                .6        --
                                               -------        -------       --------        -------     -------
                                                  --               .6          --                .6        --
                                               -------        -------       --------        -------     -------
   Restructuring accruals:
     Product buyback costs...............         --             10.3            4.5           --           5.8
                                               -------        -------       --------        -------     -------
                                                  --             10.3            4.5           --           5.8
                                               -------        -------       --------        -------     -------
       Totals included in restructuring..         --             10.9            4.5             .6         5.8
                                               -------        -------       --------        -------     -------

Totals...................................      $  --          $  19.0       $    4.5        $   6.4     $   8.1
                                               =======        =======       ========        =======     =======

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............      $    2.3       $   1.2       $   --          $   3.5      $   --
                                               --------       -------       --------        -------      --------
     Total included in cost of sales.....           2.3           1.2           --              3.5          --
                                               --------       -------       --------        -------      --------


Charges included in restructuring:
   Restructuring accruals:
     Product buyback costs...............           5.8            .1            4.7           --           1.2
                                               --------       -------       --------        -------      ------
                                                    5.8            .1            4.7           --           1.2
                                               --------       -------       --------        -------      ------
       Totals included in restructuring..           5.8            .1            4.7           --           1.2
                                               --------       -------       --------        -------      ------

Totals...................................      $    8.1       $   1.3       $    4.7        $   3.5      $  1.2
                                               ========       =======       ========        =======      ======

                                             Balance at      (Credits)                               Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in restructuring:
   Restructuring accruals:
     Product buyback costs...............      $    1.2       $   (.5)      $     .7        $--          $ --
                                               --------       -------       --------        -----        ------
                                                    1.2           (.5)            .7         --            --
                                               --------       -------       --------        -----        ------
       Totals included in restructuring..           1.2           (.5)            .7         --            --
                                               --------       -------       --------        -----        ------

Totals...................................      $    1.2       $   (.5)      $     .7        $--          $ --
                                               ========       =======       ========        =====        ======

         During the first and third quarters of 1997, the inventory reserve was increased by $1.2 million to recognize the impact of exiting the remainder of the low end electric pressure washer business. During 1997 and 1998, the Company adjusted the reserve for product buyback costs by $0.1 million and ($0.5) million, respectively, for variances between actual and projected product buyback costs.

         EXIT A PORTION OF BATTERY POWERED LIGHT BUSINESS - During 1996, restructuring charges totaling $18.1 million were recorded to exit a portion of the Company's battery powered light business in connection with a settlement with another battery powered light manufacturer. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions       1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............      $  --          $  14.1       $  --           $  13.0      $   1.1
                                               -------        -------       -------         -------      -------
     Total included in cost of sales.....         --             14.1          --              13.0          1.1
                                               -------        -------       -------         -------      -------

Charges included in restructuring:
   Restructuring accruals:
     Litigation costs and settlement.....         --              4.0            3.8           --             .2
                                               -------        -------       --------        -------      -------
Totals included in restructuring.........         --              4.0            3.8           --             .2
                                               -------        -------       --------        -------      -------

Totals...................................      $  --          $  18.1       $    3.8        $  13.0      $   1.3
                                               =======        =======       ========        =======      =======

                                             Balance at      (Credits)                               Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............      $    1.1       $   (.9)       $ --           $    .2      $  --
                                               --------       -------        ------         -------      -------
     Total included in cost of sales.....           1.1           (.9)         --                .2         --
                                               --------       -------        ------         -------      -------

Charges included in restructuring:
   Restructuring accruals:
     Litigation costs and settlement.....            .2             (.1)          .1          --            --
                                               --------       ---------      -------        ------       -------
       Totals included in restructuring..            .2             (.1)          .1          --            --
                                               --------       ---------      -------        ------       -------

Totals...................................      $    1.3       $    (1.0)     $    .1        $    .2      $  --
                                               ========       =========      =======        =======      =======

         The inventory was destroyed in 1996, but subsequent adjustments were necessary since actual customer settlements with respect to this product were less than originally anticipated. The settlement with the other battery powered light manufacturer was paid during 1996.

         EXIT LOW-MARGIN PRODUCT LINES - During 1997, the Company recorded restructuring charges of $16.0 million to eliminate several low-margin product lines including the remaining pressure washer business and numerous stock keeping units in the outdoor products business. The related inventory had a carrying value of $26.8 million prior to the write down to management's best estimate of net realizable value upon sale. The related fixed assets had a carrying value of $2.5 million and were sold for salvage value. Prior to the write down of the fixed assets held for disposal, depreciation expense of $0.3 million and $0.7 million was incurred during 1997 and 1996, respectively. As part of exiting the remaining pressure washer business, the Company reached agreement to buyback related inventory held by, or returned to, significant customers. The product buyback was considered necessary as the Company was no longer supporting the product line. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                1996          Income      Reductions    Reductions      1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............      $  --           $    7.7      $    --        $   4.6      $  3.1
                                               -------         --------      ---------      -------      ------
     Total included in cost of sales.....         --                7.7           --            4.6         3.1
                                               -------         --------      ---------      -------      ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         --                2.3           --             .4         1.9
                                               -------        ---------      ---------      -------      ------
                                                  --                2.3           --             .4         1.9
                                               -------         --------      ---------      -------      ------
   Restructuring accruals:
     Employee severance pay and fringes..         --                1.5            1.3         --            .2
     Other exit activity costs,
       primarily product buyback costs...         --                4.5            2.4         --           2.1
                                               -------         --------      ---------      -------      ------
                                                  --                6.0            3.7         --           2.3
                                               -------         --------      ---------      -------      ------
       Totals included in restructuring..         --                8.3            3.7           .4         4.2
                                               -------         --------      ---------      -------      ------

Totals...................................      $  --           $   16.0      $     3.7      $   5.0      $  7.3
                                               =======         ========      =========      =======      ======

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                1997          Income      Reductions    Reductions      1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............      $    3.1        $   --        $   --         $   2.7      $   .4
                                               --------        --------      --------       -------      ------
     Total included in cost of sales.....           3.1            --            --             2.7          .4
                                               --------        --------      --------       -------      ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................           1.9           --             --             1.8          .1
                                               --------        -------       --------       -------      ------
                                                    1.9           --             --             1.8          .1
                                               --------        -------       --------       -------      ------
   Restructuring accruals:
     Employee severance pay and fringes..            .2           --               .2          --          --
     Other exit activity costs,
       primarily product buyback costs...           2.1             1.0           2.5          --            .6
                                               --------        --------      --------       -------      ------
                                                    2.3             1.0           2.7          --            .6
                                               --------        --------      --------       -------      ------
       Totals included in restructuring..           4.2             1.0           2.7           1.8          .7
                                               --------        --------      --------       -------      ------

Totals...................................      $    7.3        $    1.0      $    2.7       $   4.5      $  1.1
                                               ========        ========      ========       =======      ======

         Severance costs related to approximately 25 management and administrative employees, all of whom had been terminated by December 31, 1997. During the fourth quarter of 1998, the Company received higher than expected pressure washer product buyback returns. As a result of this higher volume of returns occurring in a period when the Company expected returns to be winding down, a re-evaluation of future expected returns was undertaken. This reassessment in the fourth quarter of 1998 indicated that additional reserves would be necessary to provide for this obligation and, accordingly, the Company increased the reserve for the remaining pressure washer buyback by $1.0 million. The remaining reserves at December 31, 1998, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES - During 1997, the Company recorded restructuring charges totaling $10.4 million to close and relocate certain administrative and sales offices. The locations included corporate, domestic and international facilities. The related fixed assets were abandoned. Depreciation recorded prior to the writedown of the fixed assets was not material. Relocation costs totaling approximately $2.3 million were incurred principally to move employees between locations and are included with other exit activity costs. Relocation costs are expensed as incurred. Other exit activity costs also include lease commitments and other contractual obligations of $0.8 million. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at         Charges                                Balance at
                                            December 31,          to          Cash        Non-Cash   December 31,
                                                1996            Income     Reductions    Reductions      1997
                                           ---------------    ----------   ----------    ----------  ------------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................      $ --            $    1.5     $   --          $  1.2       $   .3
     Other assets........................        --                  .1         --              .1         --
                                               ------          --------     --------        ------       ------
                                                 --                 1.6         --             1.3           .3
                                               ------          --------     --------        ------       ------
   Restructuring accruals:
     Employee severance pay and fringes..        --                 5.7          4.3          --            1.4
     Other exit activity costs,
       consisting of relocation expenses
       and lease commitments and other
       contractual obligations...........        --                 3.1          2.6          --             .5
                                               ------          --------     --------        ------       ------
                                                 --                 8.8          6.9          --            1.9
                                               ------          --------     --------        ------       ------
       Totals included in restructuring..        --                10.4          6.9           1.3          2.2
                                               ------          --------     --------        ------       ------

Totals...................................      $ --            $   10.4     $    6.9        $  1.3       $  2.2
                                               ======          ========     ========        ======       ======

                                             Balance at        Charges                               Balance at
                                            December 31,    (Credits) to      Cash       Non-Cash   December 31,
                                                1997           Income      Reductions   Reductions      1998
                                           --------------    ----------    ----------   ----------  -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................      $    .3         $    (.2)    $   --        $     .1        $--
                                               -------         --------     --------      --------        -----
                                                    .3              (.2)        --              .1         --
                                               -------         --------     --------      --------        -----
   Restructuring accruals:
     Employee severance pay and fringes..          1.4              5.1          3.1          --            3.4
     Other exit activity costs,
       primarily lease commitments and
       other contractual obligations.....           .5               .2           .4            .3         --
                                               -------         --------     --------      --------        -----
                                                   1.9              5.3          3.5            .3          3.4
                                               -------         --------     --------      --------        -----
       Totals included in restructuring..          2.2              5.1          3.5            .4          3.4
                                               -------         --------     --------      --------        -----

Totals...................................      $   2.2         $    5.1     $    3.5      $     .4        $ 3.4
                                               =======         ========     ========      ========        =====

         Severance costs related to approximately 85 executive, sales, and administrative employees, all of whom left the Company by December 31, 1997. The Company increased the employee severance pay and fringes reserve by $5.1 million in 1998 primarily related to subsequently agreed-upon contingent severance benefits to be paid to former executives of the Company under the terms of their related severance agreements, and additional severance to be paid to a former Company executive as a result of an unfavorable outcome of arbitration. The contingent severance benefits were recorded in the periods when it became probable that the Company would be required to pay these additional benefits. The unpaid severance costs at December 31, 1998 are expected to be paid by December 31, 2000. The increase to the reserve for other exit activity costs of $0.2 million during the fourth quarter of 1998 related to numerous individually insignificant adjustments to increase estimated exit costs to the actual costs incurred.

         CLOSE SEVERAL MANUFACTURING FACILITIES - During 1997, restructuring charges totaling $5.7 million were recorded to close two domestic and one international manufacturing facilities to further consolidate operations and reduce costs. The related inventory had a carrying value of $0.7 million and was fully written off and destroyed. The related fixed assets had a carrying value of $3.8 million prior to the write-down and were sold. Prior to the write-down of the fixed assets held for disposal, depreciation expense of $0.3 million and $0.1 million was incurred during 1997 and 1996, respectively. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to            Cash       Non-Cash   December 31,
                                                1996          Income       Reductions   Reductions       1997
                                           --------------   ----------     ----------   ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............      $ --            $   .7       $  --         $     .7        $ --
                                               ------          ------       ---------     --------        ------
     Total included in cost of sales.....        --                .7          --               .7          --
                                               ------          ------       ---------     --------        ------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................        --               2.7           --             2.3            .4
                                               ------          ------       ---------     --------        ------
                                                 --               2.7           --             2.3            .4
                                               ------          ------       ---------     --------        ------
   Restructuring accruals:
     Employee severance pay and fringes..        --               1.2             1.1          --             .1
     Other exit activity costs,
       primarily facility closure expenses
       for cleanup and restoration and
       lease termination costs...........        --               1.1              .8          --             .3
                                               ------         -------       ---------        ------       ------
                                                 --               2.3             1.9          --             .4
                                               ------         -------       ---------        ------       ------
       Totals included in restructuring..        --               5.0             1.9           2.3           .8
                                               ------         -------       ---------        ------       ------
Totals...................................      $ --           $   5.7       $     1.9        $  3.0       $   .8
                                               ======         =======       =========        ======       ======

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to       Cash       Non-Cash   December 31,
                                                  1997        Income       Reductions   Reductions       1998
                                           --------------   ----------     ----------   ----------  -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................      $    .4         $  (.4)      $   --           $ --         $ --
                                               -------         ------       ---------        ------       ------
                                                    .4            (.4)          --             --           --
                                               -------         ------       ---------        ------       ------
   Restructuring accruals:
     Employee severance pay and fringes..           .1             .3              .4          --           --
     Other exit activity costs,
       primarily facility closure expenses
       for lease termination costs.......           .3            (.1)             .2          --           --
                                               -------         ------       ---------        ------       ------
                                                    .4             .2              .6          --           --
                                               -------         ------       ---------        ------       ------
       Totals included in restructuring..           .8            (.2)             .6          --           --
                                               -------         ------       ---------        ------       ------
Totals...................................      $    .8         $  (.2)      $      .6        $ --         $ --
                                               =======         ======       =========        ======       ======

         The severance costs of $1.2 million in 1997 related to approximately 415 management, production, and administrative employees at various locations, all of whom left the Company by December 31, 1997. The reserve for employee severance pay and fringes was increased by $0.3 million during the third quarter of 1998 to include thirteen additional employees who were terminated and paid severance. During the fourth quarter of 1998, the reserves for fixed assets held for disposal and other exit activity costs were reduced by $0.4 million and $0.1 million, respectively, when the related facility held for sale was sold at a higher price and in less time than was originally anticipated by management.

         CLOSE FACILITIES - During 1998, the Company recorded restructuring charges of $3.3 million to further consolidate operations and improve efficiency. The related actions included closing several operations in Europe and one domestic manufacturing facility during the year. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                1997          Income      Reductions    Reductions      1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............      $ --           $    .1      $   --          $   .1       $--
                                               ------         -------      ---------       ------       -----
     Total included in cost of sales.....        --                .1          --              .1        --
                                               ------         -------      ---------       ------       -----

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         --               .2         --             --             .2
                                               -------        -------      ---------       ------       ------
                                                  --               .2         --             --             .2
                                               -------        -------      ---------       ------       ------
   Restructuring accruals:
     Employee severance pay and fringes..         --              2.4            1.1         --            1.3
     Other exit activity costs,
       primarily facility closure expenses
       for lease termination costs.......         --               .6          --            --             .6
                                             ---------        -------      ---------       ------       ------
                                                  --              3.0            1.1         --            1.9
                                             ---------        -------      ---------       ------       ------
       Totals included in restructuring..         --              3.2            1.1         --            2.1
                                             ---------        -------      ---------       ------       ------

Totals...................................    $    --          $   3.3      $     1.1       $   .1       $  2.1
                                             =========        =======      =========       ======       ======

         Severance costs related to approximately 150 management, production, and administrative employees at various locations, of which approximately 132 had left the Company by December 31, 1998. Severance with respect to the domestic employees had been fully paid by December 31, 1998, and severance will be paid to the remaining 18 European employees by December 31, 2000. The fixed assets held for disposal at December 31, 1998 will be disposed of during 1999. Depreciation recorded prior to the write-down of the fixed assets was not material. The remaining reserve balance for other exit activity costs at December 31, 1998, principally relates to leases with fixed terms running through 2001. No additional charges are anticipated in future periods from the foregoing actions.

         EMPLOYEE TERMINATION AND SEVERANCE - During 1998, the Company recorded restructuring charges totaling $7.9 million following the Sunbeam acquisition for the termination of 117 employees of which 8 employees remain to be terminated at December 31, 1998. The 8 remaining employees are expected to be terminated during 1999. The table below (dollars in millions) shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                1997          Income      Reductions    Reductions      1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes..      $  --          $   7.9        $  4.5      $  --          $   3.4
                                               -------        -------       -------      -------        -------
Totals...................................      $  --          $   7.9        $  4.5      $  --          $   3.4
                                               =======        =======       =======      =======        =======

         Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

OTHER CHARGES

         During 1996, the Company recorded other charges totaling $7.2 million which consist principally of costs to exit portions of certain products and recognition of quality issues related to these and other products. The Company exited various models of coolers and jugs and abandoned the related inventory ($2.1 million) and fixed assets ($1.0 million). In addition, the Company experienced quality issues with certain models of thermal electric coolers and various other outdoor recreation products and accrued for anticipated product returns based on negotiations with customers and costs of related product repairs ($3.3 million). The remaining amounts relate to allowances for accounts receivable based on a disputed amount involving pending litigation and disputes with customers in a foreign location ($0.8 million). $3.1 million of these costs were recorded in cost of sales and $4.1 million of these costs were recorded in SG&A expenses.

         During 1997, the Company recorded other costs of $3.6 million related to severance costs associated with executive changes in the first quarter of 1997. These costs were recorded in SG&A expenses.

         During 1998, the Company recorded other charges totaling $13.7 million which consisted of (a) $7.2 million of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (b) $4.2 million of charges associated with abandoning a company-wide enterprise resource computer software system, and (c) $2.3 million of costs associated with terminating a licensing services agreement with an affiliate of Parent Holdings. These costs were recorded in SG&A expenses.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

         Net revenues of $1,015.4 million in the year ended December 31, 1998 were $138.9 million or 12.0% less than in the year ended December 31, 1997 with outdoor recreation products revenues decreasing $80.7 million or 9.4%. The sales decrease occurred in nearly all product categories, primarily reflecting the effects of the 1997 stock keeping unit ("SKU") reduction program, softness in demand resulting from the domestic retail channel's efforts to lower inventory levels, and adverse economic conditions in Japan and Southeast Asia. The hardware products revenues decrease of $58.2 million reflects the loss of pressure washer revenues due to exiting this business in 1997 and the loss of CSS revenues in 1998 due to the sale of this business in March 1998. Excluding the revenues of each of these operations, the hardware products revenues would show an increase of $33.3 million, or 17.8%, over comparable 1997 revenues reflecting an increase in generator revenues as a result of increased storm activity in 1998 which were partially offset by a decline in compressor revenues. Geographically, United States revenues decreased $130.4 million, or 17.1%, and foreign revenues decreased $8.5 million, or 2.1%. The United States revenues decrease reflects the loss of the CSS and pressure washer revenues discussed above. Excluding these revenues, United States revenues would show a decrease of $38.9 million or 6.0%

         Gross profit, excluding the impact of restructuring charges of $8.1 million in 1997, which are more fully described above (see "Restructuring Charges"), decreased as a percent of sales by 2.7 percentage points to 26.3% in 1998 from 29% in 1997. This adjusted gross profit for 1998 reflects the impact of $4.5 million of charges related to writedowns of returned goods inventory and certain fixed assets related to discontinued SKUs and also a $6.5 million charge resulting from an increase in the Company's reserves for estimated costs of environmental remediation efforts resulting from ongoing investigations, feasibility studies, technical evaluations, and monitoring procedures in connection with facilities currently in use. Gross profit in 1998 was also negatively impacted by the effects of product mix including the loss of the CSS business and lower sales of backpacks and related products which tend to have higher gross profit percentages than the Company's average and higher sales of hardware products which tend to have lower gross profit percentages than the Company's average.

         During the fourth quarter of 1998, the Kansas Department of Health and Environment ("KDHE") approved a remedial investigation report prepared by Coleman and requested Coleman to prepare and submit a remedial system design to address off-site contamination originating from one of its existing sites. Coleman is in the process of developing the feasibility study which will propose several alternatives for remediating the on-site soil and groundwater contamination and the off-site groundwater contamination resulting from the on-site sources. Based upon the remedial system design, completed in the fourth quarter of 1998 by the Company's outside environmental consultants, Coleman recorded a charge of $5.8 million with respect to this issue during the fourth quarter of 1998. The remaining environmental remediation charges recognized during 1998 are related to an additional contamination source discovered at one site which increased the estimated remediation period and increases in the estimated costs for remedial system operation and maintenance at another site.

         SG&A expenses, excluding the impact of other charges of $13.7 million in 1998 and $3.6 million in 1997, which are more fully described above (see "Other Charges"), were $241.4 million in 1998 compared to $252.2 million in 1997, a decrease of $10.8 million which is primarily due to the reduction in expenses as a result of the sale of CSS in March 1998 offset by increases in litigation expenses resulting from additional litigation, and costs incurred to remediate Year 2000 issues.

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

         Amortization of goodwill and deferred charges increased $8.2 million, or 72.7%, primarily as a result of a write-off of $8.8 million of remaining goodwill (in addition to the charges described above under "Restructuring Charges" and "Other Charges") associated with the 1993 acquisition of the Taymar Group ("Taymar") as a result of the Company's fourth quarter 1998 review of its operations in Europe and changes in certain operating strategies. Specifically, at the end of 1997, all manufacturing of Taymar products was moved to another Coleman production facility. During 1998, all existing Taymar research and development activities were terminated and the related research and development facility was shut down. All research and development personnel left Taymar by the end of the second quarter of 1998. These employees were not redeployed elsewhere within Coleman. Throughout 1998, the Coleman production facility encountered significant difficulty in effectively producing the existing Taymar products and the research and development group in place at the new facility was not effective in identifying and advancing technologies for the Taymar line. Despite these difficulties, operating management continued to pursue strategies to make the product line viable. During the 1998 fourth quarter business reviews and in conjunction with the preparation in the fourth quarter of 1998 of the 1999 business plan, Coleman's senior management reviewed the 1998 results of the Taymar product line and considered its future prospects. From this review and analysis, management decided in the fourth quarter of 1998 to exit the existing Taymar product lines and replace them with other Coleman products which would be available for sale beginning in 1999. As a result, by the end of 1998, there were no Taymar research and development activities, no plans for future Taymar product development, no remaining production of existing Taymar products and no projected sales of existing Taymar products. These factors resulted in the remaining goodwill having no continuing value and accordingly, the related goodwill was written off in the fourth quarter of 1998.

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

         The gross profit percentage of 29.0%, excluding the impact of restructuring charges and other charges which are more fully described above (see "Restructuring Charges" and "Other Charges"), increased from 27.4% in 1996. The improvement was driven by increased demand for higher margin products and the elimination of certain low margin SKUs.

         SG&A expenses, excluding the impact of other charges which are more fully described above (see "Other Charges"), were $252.2 million in 1997 compared to $267.4 million in 1996, a decrease of 5.7%. The inclusion of a full twelve months of Camping Gaz SG&A costs in the 1997 period increased SG&A expenses; however, these increases were more than offset by benefits resulting from the integration of Camping Gaz operations and the restructuring initiatives.

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

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into an amended and restated Intercompany Note (the "Amended Intercompany Note"), intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note.

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

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.

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

         In April 1999, the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12.0 million at September 30, 1998 and average annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the Coleman Merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. On August 5, 1999, the NYSE advised Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it could adversely affect the market price of Coleman's common stock and Coleman's ability to sell its capital stock to third parties. However, Sunbeam's bank credit facility currently restricts Coleman from taking such actions.

         In May 1998, the NYSE advised Sunbeam that it did not meet the NYSE's continuing listing standards because Sunbeam did not have tangible net assets of $12.0 million at December 31, 1997 and average annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. Sunbeam representatives met with NYSE officials, and in March 1999, the NYSE informed Sunbeam that Sunbeam common stock would not be delisted at that time, although the NYSE would, however, continue to monitor Sunbeam's financial condition and operations. On August 5, 1999, the NYSE advised Sunbeam that the NYSE had revised its continuing listing standards, and that Sunbeam is in compliance with the revised standards.

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

         Coleman uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. Coleman does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures. See also Note 12 to the Consolidated Financial Statements, which are included elsewhere in this Form 10-K/A Annual Report.

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

                                                              EXPECTED MATURITY DATE
                                  BALANCE   ----------------------------------------------------------
                                    AT                                                  THERE-             FAIR
                                 12/31/98    1999    2000     2001      2002     2003    AFTER  TOTAL      VALUE
                                 --------   ------   -----    -----     ----     ----   ------- ------     -----
                                                                (US$ EQUIVALENT IN MILLIONS)
LONG-TERM DEBT
   Fixed Rate.................  $   0.5     $  0.1   $ 0.2    $ 0.1    $ 0.1    $ --    $   --   $   0.5   $ 0.5
   Average Interest Rate......      2.91%

INTEREST RATE DERIVATIVES
   Interest Rate Swaps:
     Variable to Fixed (US$)..  $  25.0     $  --    $  --    $ --     $ --     $25.0   $   --   $  25.0   $(0.9)
     Average Pay Rate.........      6.12%
     Average Receive Rate.....      5.08%

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

                                                                                BALANCE
                                                                                  AT            FAIR
                                                                             12/31/98 (1)       VALUE
                                                                             ------------       -----
                                                                           (US$ EQUIVALENT IN MILLIONS)
FOREIGN CURRENCY SHORT-TERM DEBT
   Variable Rate Credit Lines (Europe, Japan and Asia)....................    $   45.8         $ 45.8
   Weighted Average Interest Rate.........................................         2.8%
FORWARD EXCHANGE AGREEMENTS
   (Receive US$/Pay DM)
     Contract Amount......................................................    $   12.0          $12.2
     Average Contractual Exchange Rate....................................         1.62
   (Receive US$/Pay JPY)
     Contract Amount......................................................    $   15.1          $14.5
     Average Contractual Exchange Rate....................................       116.11


   (Receive US$/Pay GBP)
     Contract Amount......................................................    $    4.0           $4.1
     Average Contractual Exchange Rate....................................          .60
PURCHASED PUT OPTION AGREEMENTS
   (Receive US$/Pay DM)
     Contract Amount......................................................    $   18.4           $0.1
     Average Strike Price.................................................         1.80
   (Receive US$/Pay JPY)
     Contract Amount......................................................    $   12.4           $0.2
     Average Strike Price.................................................       125.0
   (Receive US$/Pay GBP)
     Contract Amount......................................................    $    1.5           $0.0
     Average Strike Price.................................................          .62

-------------
(1) None of the instruments listed in the table have maturity dates beyond 1999.

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

         The Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to substantially complete such contingency plan by September 30, 1999 and expects that such contingency plan will include an analysis of the Company's worst case scenario and will address alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 issues generally involves potential disruptions in areas in which the Company's operations must rely on vendors, suppliers and customers whose systems may not work properly after January 1, 2000. While such failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. However, subject to the nature of the systems and applications of the Company or third parties which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

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

CAUTIONARY STATEMENTS

         Certain statements in this Annual Report on Form 10-K/A may constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward looking statements. Forward looking statements can be identified by, among other things, the use of forward looking language, such as "believe," "expects," "estimates", "projects", "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those contained in the forward looking statements with respect to the Company include, but are not limited to risks associated with:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         The name, age, present principal occupation or employment, five-year employment history, selected biographical information, and period of service as a director of the Company of each of the directors of the Company as of April 9, 1999 are set forth below.

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

                                                                                               LONG TERM
                                                                                              COMPENSATION
                                                                                         ---------------------
                                                     ANNUAL COMPENSATION                         AWARDS
                                              -----------------------------------------  ---------------------
                                                                              OTHER      SECURITIES
                                                                              ANNUAL     UNDERLYING RESTRICTED   ALL OTHER
   NAME AND PRINCIPAL POSITION     YEAR       SALARY            BONUS      COMPENSATION   OPTIONS     STOCK     COMPENSATION
   ---------------------------     ----       ------            -----      ------------  ---------- ----------  ------------
CURRENT OFFICERS:
Jerry W. Levin ................    1998   $    333,333(1)   $  1,583,333(2)   $ 22,285            0        0   $   4,026 (3)
  Chairman and Chief Executive     1997        300,000           300,000         2,567      500,000        0           0
      Officer
Paul E. Shapiro................    1998        157,693 (4)        37,125             0            0        0         256 (5)
  Executive Vice President and     1997        145,832                 0             0       77,500        0         525 (5)
      Chief Administrative
      Officer
Karen K. Clark.................    1998        160,501(6)         43,561         3,100            0        0       3,400 (7)
  Vice President Finance           1997         88,173            81,761         3,150       25,000        0           0
William L. Phillips............    1998        205,816            50,000         8,585            0        0       3,791 (8)
  Vice President and               1997        155,438            53,804         6,916       20,000        0       2,736 (8)
     General Manager               1996        137,955                 0         7,604        5,000        0       3,714 (8)
Gwen C. Wisler.................    1998        226,484(9)         64,848        12,450            0        0         443 (5)
  Executive Vice President and     1997         95,073            25,000         3,000       25,000        0         305 (5)
      Chief Financial Officer
FORMER OFFICERS:
Albert J. Dunlap (10)..........    1998              0                 0             0            0        0           0
  Former Chief Executive Officer
Mark Goldman...................    1998        300,000                 0         8,700            0        0       3,970 (11)
  Former Executive Vice President  1997        250,000                 0         6,300       40,000        0       4,230 (11)
                                   1996        250,000                 0             0            0        0       4,270 (11)

--------------------
(1) Mr. Levin is also an executive officer of Sunbeam. Mr. Levin was compensated directly by Coleman from January 1998 through March 1998. Mr. Levin was compensated directly by Coleman from June 1998 to October 1998 and Sunbeam reimbursed the Company $319,167 during 1998, representing the compensation Mr. Levin earned for services rendered to Sunbeam since June 1998. Mr. Levin was compensated directly by Sunbeam from October 1998 through December 1998 and the Company reimbursed Sunbeam $151,250 during 1998, representing the compensation Mr. Levin earned for services rendered to Coleman from October 1998. See "Certain Relationships and Related Transactions--Services Provided to and by Sunbeam".
(2) Includes a one-time bonus of $1,500,000 paid to Mr. Levin pursuant to a prior employment agreement with Coleman resulting from the sale of a subsidiary.
(3) Includes the Company's 401(k) matching contribution in the amount of $3,400 and $626 for premiums paid by the Company for term life insurance.

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

                                                              Number of Unexercised              Value of Unexercised
                                     Shares                        Options at                   In-the-Money Options at
                                    Acquired                    December 31, 1998                December 31, 1998 (1)
                                       on        Value   --------------------------------   ------------------------------
                 Name               Exercise   Realized  Exercisable (2)    Unexercisable   Exercisable      Unexercisable
                 ----               --------   --------  -----------        -------------   -----------      -------------
     Jerry W. Levin.............     500,000   $9,936,763          0                    0     $       0       $         0
     Paul E. Shapiro............           0            0     77,500                    0             0                 0
     Karen K. Clark.............           0            0     25,000                    0             0                 0
     William L. Phillips........      59,000      890,738          0                    0             0                 0
     Gwen C. Wisler.............      25,000      392,015          0                    0             0                 0
     Albert J. Dunlap (3).......           0            0          0                    0             0                 0
     Mark Goldman...............      60,000      830,482          0                    0             0                 0

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

         The following disclosure is as of April 9, 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee of the Board of Directors. The Company's executive officers are compensated pursuant to employment agreements with Sunbeam, and the Company reimburses Sunbeam for a portion of the compensation paid by Sunbeam for the Company's executive officers, except in the case of Mr. Phillips who is compensated directly by Coleman in accordance with the terms of his employment agreement with Sunbeam (see "--Employment Contracts and Termination of Employment and Change in Control Arrangements"). Messrs. Levin, Shapiro and Jenkins and Ms. Wisler participated in the deliberations regarding the portion of compensation paid by Sunbeam to Coleman's executive officers to be reimbursed by Coleman to Sunbeam.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

         The following disclosure is as of April 9, 1999.

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

              Percentage of                                 Amount and Nature of
        Name of Beneficial Owner                            Beneficial Ownership              Common Stock
        ------------------------                            --------------------              ------------
    Sunbeam Corporation..............................           44,067,520 (1)                    78.9%
      2381 Executive Center Drive
      Boca Raton, Florida  33431

-------------------------

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

              Percentage of                                 Amount and Nature of
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

------------------
    *  Less than 1%

    1) Represents shares of common stock which Directors, Named Executives and current executive officers have the right to acquire pursuant to stock options that are currently exercisable and may be exercised within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following disclosure is as of April 9, 1999.

 RELATIONSHIP WITH SUNBEAM

         Coleman is an indirect 79% owned subsidiary of Sunbeam. Sunbeam is a leading manufacturer and marketer of branded consumer products sold under the SUNBEAM(R), OSTER(R) and other brand names. Sunbeam markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, television shopping channels, Sunbeam-owned outlet stores, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. Sunbeam also sells its products to commercial end users such as hotels and other institutions.

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

INSURANCE PROGRAMS

         Since the consummation of the Sunbeam Acquisition, Coleman has been insured under policies maintained by Sunbeam or its affiliates, including workers compensation and liability insurance. Until the consummation of the Sunbeam Acquisition, Coleman was insured under policies maintained by M&F or its affiliates, including workers compensation, and liability insurance. For 1998, the Company's insurance expense including its allocable share of premium costs from Sunbeam and M&F for such insurance, was approximately $6.3 million. Insurance expense is allocated to the Company based on its actual number of employees, property locations, nature of property, nature of products sold and Company experience, as applicable, based on the nature of the insurance coverage Management believes that the terms for such insurance were at least as favorable as terms that could be obtained by the Company were it separately insured.

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

         On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into the Agreements, including the Amended Intercompany Note. The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended

Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. In addition, Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Canada common stock (see "--Business Acquisitions") owned by it as security under the Sunbeam Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 14 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   (1) and (2) Financial Statements and Schedule.

                See List of Financial Statements and Schedules which appears on page F-1 herein.

           (3)  Exhibits

           Exhibit No.                       Description
           -----------                       -----------
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

                2.3 Amendment 1 to Agreement and Plan of Merger, dated as of March 29, 1998, among Sunbeam Corporation, Laser
                           Acquisition Corp., Coleman (Parent) Holdings Inc., and CLN Holdings Inc (incorporated by reference to Exhibit 2.3 to The Coleman Company, Inc. 1998 Annual
                           Report on Form 10-K).


                3.1        Certificate of Incorporation of The Coleman Company,
                           Inc., filed with the Secretary of State of Delaware on December 17, 1991 (incorporated by reference to Exhibit 3.1 to The Coleman Company, Inc. 1993 Annual
                           Report on Form 10-K).

                3.2        Bylaws of The Coleman Company, Inc., as amended
                           (incorporated by reference to Exhibit 3.1 to The
                           Coleman Company, Inc. Form 10-Q for the period ended
                           June 30, 1997).

                4.1 Specimen copy of definitive certificate of common stock of The Coleman Company, Inc., par value $.01 per share (incorporated by reference to Exhibit 4.4 to The Coleman Company, Inc. 1992 Annual Report on
                           Form 10-K).

                4.2        Subsidiary Borrowing Agreement dated as of February
                           12, 1999 among The Coleman Company, Inc., Sunbeam
                           Corporation, and First Union National Bank
                           (incorporated by reference to Exhibit 4.2 to The
                           Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                4.3        Subsidiary Borrower Security Agreement dated as of
                           February 12, 1999 between The Coleman Company, Inc.
                           and First Union National Bank (incorporated by reference to Exhibit 4.3 to The Coleman Company, Inc.
                           1998 Annual Report on Form 10-K).

                4.4        Intercompany Note dated April 6, 1998 between The
                           Coleman Company, Inc. and Sunbeam Corporation
                           (incorporated by reference to Exhibit 4.4 to The
                           Coleman Company, Inc.
                           1998 Annual Report on Form 10-K).

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


                4.9        Waiver of Credit Agreement and Amendment to
                           Subsidiary Pledge and Security Agreement, dated as of December 23, 1998 to the Credit Agreement dated as of March 30, 1998 (as amended) among Sunbeam
                           Corporation, the Subsidiary Borrowers, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                           Bank of America National Trust and Savings
                           Association, and First Union National Bank, and
                           Amendment dated as of December 23, 1998 to the Subsidiary Pledge and Security Agreement dated as of March 30, 1998 between Sunbeam Americas Holdings,
                           Ltd., the other Grantors party thereto, and First
                           Union National Bank (incorporated by reference to
                           Exhibit 4.9 to The Coleman Company, Inc. 1998 Annual
                           Report on Form 10-K).

                4.10       Fourth Amendment, dated as of April 10, 1999, to the
                           Credit Agreement, dated as of March 30, 1998, among
                           Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
                           Senior Funding, Inc., Bank of America National Trust and Savings Association, and First Union National
                           Bank (incorporated by reference to Exhibit 4.10 to The Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                4.11 Fifth Amendment, Third Waiver and Agreement, dated as of April 15, 1999, to and under the Credit Agreement, dated as of March 30, 1998, among Sunbeam
                           Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding,
                           Inc., Bank of America National Trust and Savings
                           Association, and First Union National Bank
                           (incorporated by reference to Exhibit 4.11 to The
                           Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                4.12 Omnibus Amendment to Collateral Documents, dated as of April 15, 1999, to (a) the Parent Pledge and
                           Security Agreement, dated as of March 30, 1998 between Sunbeam Corporation and First Union National
                           Bank, (b) the Parent Security Agreement, dated as of
                           July 10, 1998 between the Parent and the Administrative Agent; (c) the Subsidiary Pledge and
                           Security Agreement, dated as of March 30, 1998 among each subsidiary of the Parent and the Administrative
                           Agent; and (d) the Subsidiary Security Agreement, dated as of July 10, 1998 among the Grantors and the Administrative Agent (incorporated by reference to Exhibit 4.12 to The Coleman Company, Inc. 1998 Annual
                           Report on Form 10-K).

                4.13       Intentionally Omitted.

                4.14       Intentionally Omitted.

                4.15 Amended and Restated Subordinated Intercompany Note, dated as of April 6, 1998 between The Coleman
                           Company, Inc. and Sunbeam Corporation (incorporated by reference to Exhibit 4.15 to The Coleman Company,
                           Inc. 1998 Annual Report on Form 10-K).

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

                10.21*     Letter Agreement dated as of August 19, 1997 between
                           The Coleman Company, Inc. and Mark Goldman
                           (incorporated by reference to Exhibit 10.21 to The
                           Coleman Company, Inc.
                           1998 Annual Report on Form 10-K).

                10.22*     Letter Agreement dated as of January 7, 1999 between
                           The Coleman Company, Inc. and Mark Goldman
                           (incorporated by reference to Exhibit 10.22 to The
                           Coleman Company, Inc.
                           1998 Annual Report on Form 10-K).

                10.23*     The Coleman Retirement Salaried Incentive Savings
                           Plan (incorporated by reference to Exhibit 10.3 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1996).


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

                10.46*     Amendments to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999 (incorporated by reference to Exhibit 10.46 to The Coleman Company,
                           Inc. 1998 Annual Report on Form 10-K).

                10.47*     Amendments to The Coleman Monthly Salaried Retirement
                           Incentive Savings Plan, dated March 15, 1999
                           (incorporated by reference to Exhibit 10.47 to The
                           Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                10.48*     Supplement 1 to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999 (incorporated by reference to Exhibit 10.48 to The Coleman Company,
                           Inc. 1998 Annual Report on Form 10-K).

                10.49*     Supplement 1 to The Coleman Monthly Salaried
                           Retirement Incentive Savings Plan, dated March 15,
                           1999 (incorporated by reference to Exhibit 10.49 to The Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).


                10.50*     Appendix B to The Coleman Retirement Incentive
                           Savings Plan, dated March 15, 1999 (incorporated by reference to Exhibit 10.50 to The Coleman Company,
                           Inc. 1998 Annual Report on Form 10-K).

                10.51*     Appendix B to The Coleman Monthly Salaried Retirement
                           Incentive Savings Plan, dated March 15, 1999
                           (incorporated by reference to Exhibit 10.51 to The
                           Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                10.52*     Amendment to The New Coleman Company, Inc. Retirement
                           Plan for Salaried Employees, dated March 15, 1999
                           (incorporated by reference to Exhibit 10.52 to The
                           Coleman Company, Inc. 1998 Annual Report on Form
                           10-K).

                10.53      Support Services Agreement dated as of December 23,
                           1998, by and between Sunbeam Corporation, Inc.,
                           Sunbeam Products, Inc., The Coleman Company, Inc.
                           Application des Gaz, Eastpak Corporation, Coleman
                           Powermate, Inc., BRK Brands, Inc., and Signature
                           Brands, Inc. (incorporated by reference to Exhibit
                           10.53 to The Coleman Company, Inc.
                           1998 Annual Report on Form 10-K).

                10.54      Indemnification Agreement, dated as of April 12,
                           1999, between The Coleman Company, Inc. and A.
                           Whitman Marchand (incorporated by reference to Exhibit 10.54 to The Coleman Company, Inc. 1998
                           Annual Report on Form 10-K).

                21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to The Coleman Company,
                           Inc. 1998 Annual Report on Form 10-K).

                23.1 X     Consent of Independent Auditors.

                27 X Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

                ---------------
                *   Management Contracts and Compensatory Plans
                X   Filed herewith

     (b)   Reports on Form 8-K

                There were no Current Reports on Form 8-K filed during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE COLEMAN COMPANY, INC.
                                                       (Registrant)

Date:       October 11, 1999          By: /s/ Jerry W. Levin
     -------------------------------      --------------------------------------
                                          Jerry W. Levin
                                          Chairman of the Board,
                                          Chief Executive Officer, and Director



Date:       November 4, 1999           By: /s/ Gwen C. Wisler
     -------------------------------      -------------------------------------
                                          Gwen C. Wisler
                                          Executive Vice President and
                                          Chief Financial Officer



Date:       November 4, 1999           By: /s/ Lynn E. Feldkamp
     -------------------------------       ------------------------------------
                                           Lynn E. Feldkamp
                                           Principal Accounting Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    October 12, 1999              By: /s/ Paul E. Shapiro
     -------------------------------       ------------------------------------
                                           Paul E. Shapiro
                                           Director



Date:    November 4, 1999              By: /s/ John Klein
     -------------------------------       ------------------------------------
                                           John Klein
                                           Director



Date:    October 12, 1999              By: /s/ Whitman Marchand
     -------------------------------       ------------------------------------
                                           Whitman Marchand
                                           Director

                          ANNUAL REPORT ON FORM 10-K/A

                      ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1998
                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES



         The following consolidated financial statements of The Coleman Company, Inc. and Subsidiaries are included in Item 8:

                                                                                                       Page
                                                                                                       ----
         Consolidated Balance Sheets as of December 31, 1998 and 1997................................  F-3

         Consolidated Statements of Operations
           for the years ended December 31, 1998, 1997 and 1996......................................  F-4

         Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 1998, 1997 and 1996......................................  F-5

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1998, 1997 and 1996......................................  F-6

         Notes to Consolidated Financial Statements..................................................  F-7

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

                                                      /s/ Ernst & Young LLP


Wichita, Kansas
April 15, 1999

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              December 31,
                                                                                        -------------------------
                                                                                           1998          1997
                                                                                        ----------     ----------
                                ASSETS
Current assets:
  Cash and cash equivalents.......................................................      $   23,413     $   13,031
  Accounts receivable, less allowance of $8,894 in 1998
      and $8,930 in 1997..........................................................         143,670        154,279
  Notes receivable................................................................          17,419         25,477
  Inventories.....................................................................         230,126        236,327
  Income tax refunds receivable - affiliate.......................................           1,019         14,860
  Deferred tax assets.............................................................          26,926         26,378
  Prepaid expenses and other current assets.......................................          19,627         21,344
                                                                                        ----------     ----------
      Total current assets........................................................         462,200        491,696

Property, plant and equipment, net................................................         145,823        175,494
Goodwill, net.....................................................................         282,015        332,468
Deferred tax assets and other.....................................................          43,219         42,106
                                                                                        ----------     ----------
                                                                                       $   933,257     $1,041,764
                                                                                       ===========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................................     $       110     $      523
  Short-term borrowings...........................................................          45,803         64,207
  Accounts payable................................................................          77,558         91,846
  Accounts payable - affiliates...................................................          22,703          2,825
  Accrued expenses................................................................         101,114         93,796
                                                                                        ----------     ----------
      Total current liabilities...................................................         247,288        253,197

Long-term debt....................................................................             362        477,276
Debt payable to affiliate.........................................................         365,063            --
Other liabilities.................................................................          75,231         69,586
Minority interest.................................................................           6,698          1,236
Contingencies.....................................................................

Stockholders' equity:

  Preferred stock, par value $.01 per share;
      20,000,000 shares authorized, no shares issued
      or outstanding..............................................................             --             --
  Common stock, par value $.01 per share;
      80,000,000 shares authorized;
      55,827,490 shares issued and outstanding in 1998;
      53,433,414 shares issued and outstanding in 1997............................             558            534
  Additional paid-in capital......................................................         221,730        172,072
  Retained earnings...............................................................          21,977         80,296
  Accumulated other comprehensive loss............................................          (5,650)       (12,433)
                                                                                        ----------     ----------
      Total stockholders' equity..................................................         238,615        240,469
                                                                                        ----------     ----------
                                                                                        $  933,257     $1,041,764
                                                                                        ==========     ==========

                See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Year Ended December 31,
                                                                       ------------------------------------------
                                                                           1998           1997            1996
                                                                       ------------   ------------   ------------
Net revenues.........................................................   $ 1,015,373   $  1,154,294   $  1,220,216
Cost of sales........................................................       748,295        828,107        917,947
                                                                       ------------   ------------   ------------
Gross profit.........................................................       267,078        326,187        302,269

Selling, general and administrative expenses.........................       255,071        255,785        271,541
Restructuring expense................................................        17,892         22,722         30,678
Interest expense, net................................................        33,213         40,852         38,727
Amortization of goodwill and deferred charges........................        19,584         11,338         10,473
Gain on sales of businesses..........................................       (32,411)          --             --
Other expense, net...................................................           170          1,867          1,151
                                                                       ------------   ------------   ------------

Loss before income taxes, minority interest
   and extraordinary item............................................       (26,441)        (6,377)       (50,301)
Income tax expense (benefit).........................................        13,846         (5,227)       (10,927)
Minority interest....................................................           276          1,386          1,872
                                                                       ------------   ------------   --------------
Loss before extraordinary item.......................................       (40,563)        (2,536)       (41,246)
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $11,474 in 1998,
  and $431 in 1996...................................................       (17,538)         --              (647)
                                                                       ------------   ------------   ------------
Net loss.............................................................  $    (58,101)  $     (2,536)  $    (41,893)
                                                                       ============   ============   ============

Basic and diluted loss per share:
  Loss before extraordinary item.....................................  $      (0.73)  $       (.05)  $      (0.78)
  Extraordinary item.................................................         (0.32)           --           (0.01)
                                                                       ------------   ------------   ------------
      Net loss.......................................................  $      (1.05)  $       (.05)  $      (0.79)
                                                                       ============   ============   ============

Weighted average common shares outstanding:
  Basic and diluted..................................................        55,309         53,344         53,197
                                                                       ============   ============   ============


                 See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    Common Stock                                    Accumulated
                                               --------------------    Additional                      Other
                                                 Number                  Paid-In     Retained      Comprehensive
                                               of Shares     Amount      Capital     Earnings       Income (Loss)    Total
                                               ---------     ------      -------     --------       -------------    -----
Balance at December 31, 1995..............      53,177,280   $ 532      $ 165,466   $  126,179      $     165      $   292,342
    Comprehensive loss:
      Net loss ...........................             --      --             --       (41,893)           --           (41,893)
      Currency translation adjustment.....             --      --             --           --           3,011            3,011
      Minimum pension liability
        adjustment........................             --      --             --           --            (285)            (285)
                                                                                                                   -----------
            Comprehensive loss............                                                                             (39,167)
    Purchases of common stock.............        (100,000)     (1)          (874)      (1,454)           --            (2,329)
    Stock split issuance costs............             --      --             (93)         --             --               (93)
    Stock issued under stock
         option plans.....................         145,140       1          1,737          --             --             1,738
    Stock option tax benefits.............             --      --             454          --             --               454
                                            -------------    -----     ----------   ----------      ---------      -----------

Balance at December 31, 1996..............      53,222,420     532        166,690       82,832          2,891          252,945
    Comprehensive loss:
      Net loss ...........................            --      --              --        (2,536)          --             (2,536)
      Currency translation adjustment.....            --      --              --          --          (14,686)         (14,686)
      Minimum pension liability
        adjustment........................            --      --              --          --             (638)            (638)
                                                                                                                   -----------
            Comprehensive loss............                                                                             (17,860)
    Stock issued under stock
         option plans.....................         210,994       2          2,358         --             --              2,360
    Stock option tax benefits.............            --      --              225         --             --                225
    Contribution to capital by parent.....            --      --            2,799         --             --              2,799
                                            --------------   -----     ----------   ----------      ---------      -----------

Balance at December 31, 1997..............      53,433,414     534        172,072       80,296        (12,433)         240,469
    Comprehensive loss:
      Net loss ...........................            --      --              --       (58,101)            --          (58,101)
      Currency translation adjustment.....            --      --              --          --            7,126            7,126
      Minimum pension liability
        adjustment........................            --      --              --          --             (343)            (343)
                                                                                                                   -----------
            Comprehensive loss............                                                                             (51,318)
    Stock issued under stock
         option plans.....................       2,394,076      24         36,207         --             --             36,231
    Stock option tax benefits.............            --      --           13,451         --             --             13,451
    Other.................................            --      --              --          (218)          --               (218)
                                            --------------   -----     ----------   ----------      ---------      -----------

Balance at December 31, 1998..............      55,827,490   $ 558      $ 221,730   $   21,977      $  (5,650)     $   238,615
                                            ==============   =====     ==========   ==========      =========      ===========


                 See Notes to Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                           ---------------------------------------
                                                                               1998         1997          1996
                                                                           -----------  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................     $  (58,101) $    (2,536)  $  (41,893)

Adjustments to reconcile net loss to net cash flows
  from operating activities:
      Depreciation and amortization....................................         44,697       37,977       36,358
      Non-cash restructuring and other charges.........................          6,652       17,325       48,269
      Gain on sales of businesses......................................        (32,411)         --           --
      Extraordinary loss on early extinguishment of debt...............         29,012          --         1,078
      Minority interest................................................            276        1,386        1,872
      Change in assets and liabilities,
        net of effects from business acquisitions and dispositions:
           Decrease in receivables.....................................         28,821       23,296          976
           Decrease (increase) in inventories..........................            851       35,250      (42,402)
           (Decrease) increase in accounts payable.....................         (2,426)       1,226      (12,308)
           Other, net..................................................         10,216      (22,683)      (1,279)
                                                                           -----------  -----------   ------------
Net cash provided (used) by operating activities.......................         27,587       91,241       (9,329)
                                                                           -----------  -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................        (23,663)     (26,973)     (41,334)
Purchases of businesses, net of cash acquired..........................            --       (14,300)    (161,875)
Net proceeds from sales of businesses and fixed assets.................        117,841        5,728        2,924
                                                                           -----------  -----------   ----------
Net cash provided (used) by investing activities.......................         94,178      (35,545)    (200,285)
                                                                           -----------  -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings....................................        (23,125)      37,071      (11,043)
Net payments of revolving credit agreement borrowings..................        (52,578)     (91,498)      (2,779)
Proceeds from issuance of long-term debt...............................            174          --       235,000
Net increase in borrowings from affiliate .............................        365,063          --          --
Repayment of long-term debt, including redemption costs................       (447,229)      (2,867)      (6,648)
Debt issuance and refinancing costs....................................            --          (766)      (3,902)
Purchases of Company common stock......................................            --           --        (2,329)
Proceeds from stock options exercised including tax benefits...........         49,682        2,585        2,192
                                                                           -----------  -----------   ----------
Net cash (used) provided by financing activities.......................       (108,013)     (55,475)     210,491
                                                                           -----------  -----------   ----------
Effect of exchange rate changes on cash................................         (3,370)      (4,489)       4,357
                                                                           -----------  -----------   ----------
Net increase (decrease) in cash and cash equivalents...................         10,382       (4,268)       5,234
Cash and cash equivalents at beginning of the year.....................         13,031       17,299       12,065
                                                                           -----------  -----------   ----------
Cash and cash equivalents at end of the year...........................     $   23,413  $    13,031   $   17,299
                                                                           ===========  ===========   ==========

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

         On February 27, 1998, CLN Holdings Inc. ("CLN Holdings"), the then parent of Coleman Worldwide, and Coleman (Parent) Holdings Inc. ("Parent Holdings"), the then parent company of CLN Holdings, entered into an Agreement and Plan of Merger (as amended, the "Holdings Merger Agreement") with Sunbeam and Laser. On March 30, 1998, pursuant to the Holdings Merger Agreement, CLN Holdings was merged with and into Laser, with Laser continuing as the surviving corporation and as a wholly-owned subsidiary of Sunbeam (the "Holdings Merger"). In the Holdings Merger, Parent Holdings received 14,099,749 shares of Sunbeam common stock and $159,957 in cash in exchange for all of the outstanding shares of CLN Holdings. As a result of the Holdings Merger, Sunbeam became the indirect owner of 44,067,520 shares of Coleman common stock held by Coleman Worldwide (the "Sunbeam Acquisition"). On August 12, 1998, Sunbeam announced that it had entered into a settlement agreement with Parent Holdings, a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F"), in connection with the Holdings Merger (the "Parent Holdings Settlement Agreement"). The Parent Holdings Settlement Agreement subject to the terms of such settlement: (i) released Sunbeam from certain claims Parent Holdings and its affiliates, including M&F, may have against Sunbeam arising out of the Sunbeam Acquisition; and (ii) enabled Sunbeam to retain the services of executive personnel affiliated with Parent Holdings who had previously been involved with management of Coleman and who had been managing Sunbeam since mid-June of 1998. Pursuant to the Parent Holdings Settlement Agreement, Parent Holdings received from Sunbeam a warrant expiring
August 24, 2003 (the "Parent Holdings Warrant") to purchase up to an additional 23 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         Coincident with the execution of the Holdings Merger Agreement, the Company, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement" and with the Holdings Merger Agreement, collectively, the "Merger Agreements"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and dissenting shares, if any) will be converted into the right to receive (a) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (b) $6.44 in cash, without interest. In addition, outstanding stock options of Coleman immediately vested upon consummation of the Holdings Merger Agreement and unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders warrants to purchase up to 4.98 million shares of Sunbeam common stock at $7.00

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

         The consummation of the Coleman Merger is contingent upon several conditions including, among other things, the filing of a registration statement under the Securities Act of 1933 (the "Securities Act") for the purpose of registering the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") and that the Registration Statement shall have become effective in accordance with the provisions of the Securities Act. Sunbeam has filed a preliminary Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed during the second half of 1999. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam and Coleman will cease to be a separate reporting company. However, in the event Coleman's separate consolidated financial statements are included in a Securities and Exchange Commission filing for periods subsequent to the consummation of the Coleman Merger, those separate consolidated financial statements would reflect the allocation of the purchase price paid by Sunbeam, for all of Coleman's common stock, to the fair value (determined by independent appraisals) of Coleman's tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


GOODWILL

         Goodwill represents the excess of purchase price over the fair value of identifiable assets related to various acquisitions, which is being amortized on a straight-line basis over periods not in excess of 40 years. Accumulated amortization aggregated $52,992 and $47,250 at December 31, 1998 and 1997, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest it may be impaired. If this review indicates goodwill will not be recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the entity acquired or other qualitative factors, the carrying amount of the goodwill is reduced to estimated fair value based on market value or discounted cash flows, as appropriate. In the fourth quarter of 1998, the Company wrote off the remaining goodwill in the amount of $8,759 that was associated with the 1993 acquisition of the Taymar Group ("Taymar") as a result of the Company's fourth quarter 1998 review of its operations in Europe and changes in certain operating strategies. Specifically, at the end of 1997, all manufacturing of Taymar products was moved to another Coleman production facility. Beginning in late March 1998, all existing Taymar research and development activities were terminated and the related research and development facility was shut down. All research and development personnel left Taymar by the end of the second quarter of 1998. These employees were not redeployed elsewhere within Coleman. Throughout 1998, the Coleman production facility encountered significant difficulty in effectively producing the existing Taymar products and the research and development group in place at the new facility was not effective in advancing the technologies for the Taymar line. Despite these difficulties, operating management continued to pursue strategies to make the product line viable. During the 1998 fourth quarter business reviews and in conjunction with the preparation in the fourth quarter of 1998 of the 1999 business plan, Coleman's senior management reviewed the 1998 results of the Taymar product line and considered its future prospects. From this review and analysis, management decided in the fourth quarter of 1998 to exit the existing Taymar product lines and replace them with other Coleman products which would be available for sale beginning in 1999. As a result, by the end of 1998, there were no Taymar research and development activities, no plans for future Taymar product development, no remaining production of existing Taymar products and no projected sales of existing Taymar products. These factors resulted in the remaining goodwill having no continuing value and accordingly, the related goodwill was written off in the fourth quarter of 1998.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

FOREIGN CURRENCY OPTIONS AND FORWARD CONTRACTS

         The Company uses foreign currency option and forward contracts (collectively, "Foreign Currency Contracts") to reduce its exposure to foreign currency risk related primarily to transactions with its foreign subsidiaries, including amounts payable or receivable, firm commitments and anticipated transactions. Foreign Currency Contracts designated and effective as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in earnings when the designated transaction occurs. Foreign Currency Contracts not designated as hedges, those which fail to be or do not continue as effective hedges, or those which relate to transactions which are no longer probable of occurring, and those specifically associated with anticipated transactions are included in income as foreign exchange gains or losses. Discounts or premiums on forward contracts designated and effective as hedges are accreted or amortized to expense using the straight-line method over the term of the related contract. Discounts or

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

premiums on forward contracts not designated or effective as hedges are included in the mark to market adjustment and recognized in income as foreign exchange gains or losses. Initial premiums paid for purchased option contracts are amortized over the related option period.

CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables and derivative financial instruments. The Company places its funds into high credit quality financial institutions and, at times, may be in excess of the federal depository insurance limit. Credit risk on trade receivables is minimized as a result of the large and diversified nature of the Company's worldwide customer base. Although the Company has one significant customer (See Note 19), there have been no credit losses related to this customer. With respect to its derivative contracts, the Company is also subject to credit risk of non-performance by counterparties and its maximum potential loss may exceed the amount recognized in the financial statements. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for the Company's financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

              CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

              LONG- AND SHORT-TERM DEBT: The carrying amounts of the Company's borrowings under its foreign bank lines of credit, revolving credit agreement and other variable rate debt, including debt payable to affiliate, approximate their fair value. The fair value of the Company's senior notes issues (see Note 10) was estimated using discounted cash flow analysis based on the Company's estimated current borrowing rate for similar types of borrowing arrangements.

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

         The carrying amounts and fair values of the Company's financial instruments are as follows:

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               December 31, 1998             December 31, 1997
                                                           --------------------------    -------------------------
                                                            Carrying         Fair         Carrying        Fair
                                                             Amount         Value          Amount        Value
                                                            of Asset/      of Asset/      of Asset/     of Asset/
                                                           (Liability)    (Liability)    (Liability)   (Liability)
                                                           -----------    -----------    -----------   -----------
         Cash and cash equivalents.....................    $    23,413     $   23,413   $    13,031   $    13,031
         Short-term debt...............................        (45,803)       (45,803)      (64,207)      (64,207)
         Long-term debt excluding capital leases.......           --             --        (477,499)     (445,792)
         Foreign currency exchange contracts...........             83            (22)          128           128
         Debt payable to affiliate.....................       (365,063)      (365,063)         --            --
         Interest rate swap agreement..................           --             (930)         --            (171)

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

 2.  ACQUISITIONS AND DIVESTITURES

         On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,300 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $38,800. On March 24, 1998, the Company sold Coleman Safety & Security Products, Inc. ("CSS"), the successor to the assets acquired from Seatt, to Ranco Incorporated of Delaware ("Ranco"), a wholly-owned subsidiary of Siebe plc, for approximately $95,798, net of fees and expenses. In connection with the sale of CSS, the Company recorded a pre-tax gain of $25,098 during 1998.

         On February 28, 1996, the Company purchased approximately 70% of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"), a leading manufacturer and distributor of camping appliances in Europe. The Company completed the necessary steps to acquire the remaining 30% of the outstanding shares during the second quarter of 1996. The cost of acquiring all the shares of ADG was approximately $100,000 including fees and expenses. The acquisition of Camping Gaz was accounted for under the purchase method. In connection with the final allocation of purchase price to the fair values of assets acquired and liabilities assumed, the Company recorded goodwill of approximately $78,900, which is being amortized over 40 years on the straight-line method. As of the consummation date of the acquisition of Camping Gaz, executive management of Coleman were assessing and beginning to formulate plans to eliminate duplicate activities and functions, fully integrate Camping Gaz into Coleman's operations and to realize anticipated savings of the combined organization. These plans were expected to include the involuntary termination of employees at nine Camping Gaz locations, many of which have statutory requirements governing employee terminations. As a result, the Company was required to submit its termination plans to various foreign governments, labor unions and workers' councils for their review and acceptance. The review and acceptance of the termination plans occurred within one year from the consummation date of the acquisition. Under the provisions of the various accepted termination plans and legal statutory restrictions, the Company was restricted as to the number of employees which could be terminated in each year. The Company recognized a liability in the amount of $21,898 representing severance and fringe benefits costs for 324 employees pursuant to the termination plan approved by executive management of Coleman. During 1998, 1997, and 1996, 22, 155 and 78 employees, respectively, left the Company. As of December 31, 1998, there were 24 employees remaining to be terminated. During 1998, 1997, and 1996, approximately $2,161, $10,459, and $5,409, respectively, of severance and other fringe benefits were paid and charged against the liability. The Company has recorded net reductions to the liability of $1,696 to reflect revised estimates based on statutorily accepted termination plans representing a reduced number of terminations due to voluntary terminations and early retirements, offset in part by revised estimates of the costs of certain terminations. The reduction in the liability has been reflected as a

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

reduction of the cost to acquire Camping Gaz and has reduced the related goodwill. As of December 31, 1998, $2,173 of this reserve remains. Benefits under the plans are expected to be paid through the first quarter of 2000.

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

                                                                                  Year Ended
                                                                                 December 31,
                                                                                     1996
                                                                                 ------------
         Net revenues......................................................      $  1,246,370
         Loss before extraordinary item....................................            41,407
         Net loss..........................................................            42,054
         Basic loss per common share:
              Loss before extraordinary item...............................      $       0.78
              Net loss.....................................................              0.79

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

3.  RESTRUCTURING CHARGES

         During 1996, 1997 and 1998, the Company recorded restructuring charges totaling $58,941, $30,815 and $17,902, respectively. These restructuring charges generally relate to integration of operations following business acquisitions (including costs associated with consolidation of operations and severance), elimination of product lines, consolidation and/or rationalization of facilities, severance and employee termination costs and additional costs related to these activities. The write-downs for fixed assets and other assets were determined based upon the carrying value for abandoned assets, less applicable estimated salvage value, and by third-party appraisal for significant vacated facilities. The fixed assets generally were taken out of service at the time of the write-down and related depreciation was discontinued upon recognition of the write down. For related inventory which management determined was salable, the estimated write-down was based upon the differences between the expected net sales proceeds of the inventory and the recorded value of the inventory. In the case of abandoned inventory, the write-down was equal to the recorded value of the inventory. These assets were component units of their respective operations and, therefore, there were no significant separately-identifiable operations generated from facilities or assets included in a restructuring charge before or since the date of the charge. Reserve balances for write-downs are presented as reductions

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

from the related asset balances and the other accrual balances are presented as accrued expenses in the accompanying consolidated balance sheets. The cash reductions to the reserve balances represent cash payments for accrued expenses and other liabilities such as for employee severance pay and fringes, facility closure costs, other exit activity costs and litigation costs and settlements. Non-cash reductions to the reserve balances represent relief of the reserve balances as the related assets were sold or discarded and the impact of foreign exchange and were recorded as the events took place. The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to appropriately refine its estimates. The major components of the restructuring activities are described below.

         INTEGRATION OF CAMPING GAZ AND COLEMAN - Restructuring charges totaling $21,806 were recorded during 1996 regarding the integration of the Camping Gaz operations. Actions related to the integration included consolidating facilities, eliminating duplicate product lines (including related inventory and equipment), and employee terminations. In addition, in connection with the worldwide integration of the Camping Gaz operations, the Company also closed its South American manufacturing facility. The write-down of inventory in the amount of $6,013 represents management's best estimate of net realizable value upon sale. Prior to the write-down, the inventory had a carrying value of $7,426. The principal fixed asset held for disposal is a warehouse vacated in 1997 (which was depreciated through that date) with a carrying value of approximately $5,169 after recording the 1996 write-down. The other remaining fixed assets held for disposal had a carrying value of approximately $1,043 after recording the 1996 writedown. Prior to the write-down, approximately $310 and $628 of depreciation expense was incurred in 1996 for the warehouse and for the other fixed assets held for disposal, respectively. The charge for other assets was comprised principally of receivables ($750) and prepaid expenses ($691) related to abandoned operations. The charge for increased receivables reserves related to the loss of leverage in collection efforts due to abandoning the related operations. The charge for facility closure costs was composed of lease termination costs ($626), forfeited tax incentives ($740), relocation costs ($187) and costs associated with the shutdown of a factory in South America ($157). Relocation costs are expensed as incurred. The charge for other exit activity costs includes sales agent termination costs ($554), claims brought by terminated employees ($1,000) and real estate agent commission related to selling the warehouse held for disposal ($268). The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions       1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $     6,013   $     --      $    2,314    $   3,699
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....          --             6,013         --           2,314        3,699
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................          --             8,604         --             282        8,322
     Other assets........................          --             1,807         --           1,199          608
                                            -----------     -----------  -----------    ----------    ---------
                                                   --            10,411         --           1,481        8,930
                                            -----------     -----------  -----------    ----------    ---------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

   Restructuring accruals:
     Employee severance pay and fringes..          --             1,850        1,446          --            404
     Facility closure costs, primarily lease
       termination costs and forfeited tax
       incentives........................          --             1,710          366          --          1,344
     Other exit activity costs, principally
       sales agent termination costs and
       claims brought by terminated
       employees.........................          --             1,822          119          --          1,703
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             5,382        1,931          --          3,451
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --            15,793        1,931         1,481       12,381
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $    21,806   $    1,931    $    3,795    $  16,080
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $     3,699     $      (604)  $     --      $    1,859    $   1,236
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....         3,699            (604)        --           1,859        1,236
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         8,322            (146)        --           2,345        5,831
     Other assets........................           608             (58)        --             339          211
                                            -----------     -----------  -----------    ----------    ---------
                                                  8,930            (204)        --           2,684        6,042
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..           404             172          511          --             65
     Facility closure costs, primarily lease
       termination costs and forfeited tax
       incentives........................         1,344            (546)         215          --            583
     Other exit activity costs, principally
       sales agent termination costs and
       claims brought by terminated
       employees.........................         1,703            (325)         552          --            826
                                            -----------     -----------  -----------    ----------    ---------
                                                  3,451            (699)       1,278          --          1,474
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..        12,381            (903)       1,278         2,684        7,516
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $    16,080     $    (1,507)  $    1,278    $    4,543    $   8,752
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $     1,236     $       (91)  $     --      $      699    $     446
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....         1,236             (91)        --             699          446
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         5,831           1,618         --             (30)       7,479
     Other assets........................           211            --           --             (11)         222
                                            -----------     -----------  -----------    ----------    ---------
                                                  6,042           1,618         --             (41)       7,701
                                            -----------     -----------  -----------    ----------    ---------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

   Restructuring accruals:
     Employee severance pay and fringes..            65             108           62          --            111
     Facility closure costs, primarily lease
       termination costs.................           583            (252)         331          --           --
     Other exit activity costs, principally
       sales agent termination costs and
       claims brought by terminated
       employees.........................           826              14          119          --            721
                                            -----------     -----------  -----------    ----------    ---------
                                                  1,474            (130)         512          --            832
                                            -----------     ------------ -----------    ----------    ---------
       Totals included in restructuring..         7,516           1,488          512           (41)       8,533
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     8,752     $     1,397   $      512    $      658    $   8,979
                                            ===========     ===========  ===========    ==========    =========

         During the first and second quarters of 1997, the Company reduced the restructuring reserve recorded in 1996 for write down of inventory by $604 because actual inventory liquidation results were better than originally estimated, principally due to better-than-anticipated results in liquidating inventory related to the elimination of duplicate product lines. The decreases to the reserves for writedowns of fixed assets held for disposal of $146 and the reserves for writedowns of other assets of $58 during the fourth quarter of 1997 related to the sale of fixed assets in Italy for an amount in excess of the original estimated selling price and recovery of a receivable originally believed to be uncollectible, respectively.

         Employee severance and fringe benefit costs relate to 179 management, sales, administrative and production employees of which 150 and 29 left the Company during 1996 and 1997, respectively. The Company reduced the reserve for facility closure costs by $546 during the fourth quarter of 1997 principally because a tax incentive provided by a foreign government related to an abandoned facility was not required to be forfeited as originally anticipated. The decrease to the reserve for other exit activity costs of $325 during the first quarter of 1997 resulted from the successful avoidance of termination claims.

         During the third quarter of 1998, the Company recorded an adjustment to further decrease the carrying value of the fixed assets held for disposal, principally the vacated warehouse, by $1,618 to reflect their current fair market value less costs to sell. Operations at the warehouse were ceased as a result of the integration of the Camping Gaz and Coleman Germany operations and the warehouse was vacated during 1997. The warehouse has been held for sale since 1997, and accordingly, the Company monitors the valuation of the warehouse and records appropriate adjustments to its carrying value based upon independent third party appraisals.

         In addition, during the third and fourth quarters of 1998, the Company reduced the reserve for facility closure costs by $252 in recognition of successful negotiations to reduce lease termination costs related to the Company's facilities in the United Kingdom and Holland, and increased the reserves for employee severance pay and fringe benefits by $108 to recognize an additional severance benefit in Holland.

         The reserves remaining at December 31, 1998, principally relate to the write down of the vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


         EXIT LOW END ELECTRIC PRESSURE WASHER BUSINESS - During 1996, the Company recorded restructuring charges totaling $19,000 to exit substantially all of the Company's low end electric pressure washer business. As part of the exit of the low end electric pressure washer business, the Company reached agreement to buyback related inventory held by, or returned to, significant customers. The product buyback was considered necessary as the Company was no longer supporting the product line. Substantially all of the inventory and related fixed assets were abandoned. Therefore, for inventory and fixed assets held for disposal, the carrying value was fully reserved. Prior to the write down of the fixed assets held for disposal, approximately $136 of depreciation expense was incurred in 1996. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions       1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $     8,115   $     --      $    5,786    $   2,329
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....          --             8,115         --           5,786        2,329
                                            -----------     -----------  -----------    ----------    ---------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................          --               627         --             627         --
                                            -----------     -----------  -----------    ----------    ---------
                                                   --               627         --             627         --
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Product buyback costs...............          --            10,258        4,492          --          5,766
                                            -----------     -----------  -----------    ----------    ---------
                                                   --            10,258        4,492          --          5,766
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --            10,885        4,492           627        5,766
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $    19,000   $    4,492    $    6,413    $   8,095
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $     2,329     $     1,217   $     --      $    3,546    $    --
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....         2,329           1,217         --           3,546         --
                                            -----------     -----------  -----------    ----------    ---------
Charges included in restructuring:
   Restructuring accruals:
     Product buyback costs...............         5,766              52        4,647          --          1,171
                                            -----------     -----------  -----------    ----------    ---------
                                                  5,766              52        4,647          --          1,171
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         5,766              52        4,647          --          1,171
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     8,095     $     1,269   $    4,647    $    3,546    $   1,171
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at      (Credits)                               Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in restructuring:
   Restructuring accruals:
     Product buyback costs...............   $     1,171     $      (548)  $      623    $     --      $    --
                                            -----------     -----------  -----------    ----------    ---------
                                                  1,171            (548)         623          --           --
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         1,171            (548)         623          --           --
                                            -----------     -----------  -----------    ----------    ---------
Totals...................................   $     1,171     $      (548)  $      623    $     --      $    --
                                            ===========     ===========  ===========    ==========    =========

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         During the first and third quarters of 1997, the inventory reserve was increased by $1,217 to recognize the impact of exiting the remainder of the low end electric pressure washer business. During 1997 and 1998, the Company adjusted the reserve for product buyback costs by $52 and ($548), respectively, for variances between actual and projected product buyback costs.

         EXIT A PORTION OF BATTERY POWERED LIGHT BUSINESS - During 1996, restructuring charges totaling $18,135 were recorded to exit a portion of the Company's battery powered light business in connection with a settlement with another battery powered light manufacturer. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1995        Income      Reductions    Reductions       1996
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $    14,135   $     --      $   13,062    $   1,073
                                            -----------     -----------  -----------    -----------------------
     Total included in cost of sales.....          --            14,135         --          13,062        1,073
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Restructuring accruals:
     Litigation costs and settlement.....          --             4,000        3,806          --            194
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --             4,000        3,806          --            194
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $    18,135   $    3,806    $   13,062    $   1,267
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at      (Credits)                               Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $     1,073     $      (893)  $     --      $      165    $      15
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....         1,073            (893)        --             165           15
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Restructuring accruals:
     Litigation costs and settlement.....           194            (133)          61          --           --
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..           194            (133)          61          --           --
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     1,267     $    (1,026)  $       61    $      165    $      15
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $        15     $        45   $     --      $       60    $    --
                                            -----------     -----------  -----------    ----------    ---------

     Total included in cost of sales.....   $        15     $        45   $     --      $       60    $    --
                                            ===========     ===========  ===========    ==========    =========

         The inventory was destroyed in 1996, but subsequent adjustments were necessary since actual customer settlements with respect to this product were less than originally anticipated. The settlement with the other battery powered light manufacturer was paid during 1996.

         EXIT LOW-MARGIN PRODUCT LINES - During 1997, the Company recorded restructuring charges of $15,953 to eliminate several low-margin product lines including the remaining pressure washer business and

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

numerous stock keeping units in the outdoor products business. The related inventory had a carrying value of $26,758 prior to the write down to management's best estimate of net realizable value upon sale. The related fixed assets had a carrying value of $2,523 and were sold for salvage value. Prior to the write down of the fixed assets held for disposal, depreciation expense of $374 and $683 was incurred during 1997 and 1996, respectively. As part of exiting the remaining pressure washer business, the Company reached agreement to buyback related inventory held by, or returned to, significant customers. The product buyback was considered necessary as the Company was no longer supporting the product line. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $     7,652   $     --      $    4,563    $   3,089
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....          --             7,652         --           4,563        3,089
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................          --             2,264         --             399        1,865
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             2,264         --             399        1,865
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..          --             1,503        1,294          --            209
     Other exit activity costs,
       primarily product buyback costs...          --             4,534        2,441          --          2,093
                                            -----------     -----------  -------------  ----------    ---------
                                                   --             6,037        3,735          --          2,302
                                            -----------       --------     ---------     --------     ---------
       Totals included in restructuring..          --             8,301        3,735           399        4,167
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $    15,953   $    3,735    $    4,962    $   7,256
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............   $     3,089     $       (45)  $     --      $    2,674    $     370
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....         3,089             (45)        --           2,674          370
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................         1,865            --           --           1,719          146
                                            -----------     -----------  -----------    ----------    ---------
                                                  1,865            --           --           1,719          146
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..           209            --            209          --           --
     Other exit activity costs, primarily
           product buyback costs.........         2,093           1,034        2,565          --            562
                                            -----------     -----------  -----------    ----------    ---------
       ..................................         2,302           1,034        2,774          --            562
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         4,167           1,034        2,774         1,719          708
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $     7,256     $       989   $    2,774    $    4,393    $   1,078
                                            ===========     ===========  ===========    ==========    =========

         Severance costs related to approximately 25 management and administrative employees, all of whom had been terminated by December 31, 1997. During the fourth quarter of 1998, the Company received higher than expected pressure washer product buyback returns. As a result of this higher volume of returns occurring in a period when the Company expected returns to be winding down, a re-evaluation of future expected returns was undertaken. This reassessment in the fourth quarter of 1998 indicated that additional reserves would be necessary to provide for this obligation and, accordingly, the Company increased the reserve for the remaining pressure washer buyback by $1,034.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

The remaining reserves at December 31, 1998, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES - During 1997, the Company recorded restructuring charges totaling $10,357 to close and relocate certain administrative and sales offices. The locations included corporate, domestic and international facilities. The related fixed assets were abandoned. Depreciation recorded prior to the writedown of the fixed assets was not material. Relocation costs totaling approximately $2,292 were incurred principally to move employees between locations and are included with other exit activity costs. Relocation costs are expensed as incurred. Other exit activity costs also include lease commitments and other contractual obligations of $844. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions      1997
                                           ---------------  ----------    ----------    ----------  ------------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................   $      --       $     1,478   $     --      $    1,225    $     253
     Other assets........................          --                94         --              64           30
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             1,572         --           1,289          283
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..          --             5,649        4,252          --          1,397
     Other exit activity costs consisting of
       relocation expenses and lease
       commitments and other
       contractual obligations...........          --             3,136        2,650          --            486
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             8,785        6,902          --          1,883
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --            10,357        6,902         1,289        2,166
                                            -----------     -----------  -----------    ----------    ---------
Totals...................................   $      --       $    10,357  $     6,902    $    1,289    $   2,166
                                            ===========     ===========  ===========    ==========    =========

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................   $       253     $      (174)  $     --      $       79    $    --
     Other assets........................            30            --           --              30         --
                                            -----------     -----------  -----------    ----------    ---------
                                                    283            (174)        --             109         --
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..         1,397           5,060        3,051          --          3,406
     Other exit activity costs, primarily
       lease commitments and other
       contractual obligations...........           486             162          394           254         --
                                            -----------     -----------  -----------    ----------    ---------
                                                  1,883           5,222        3,445           254        3,406
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..         2,166           5,048        3,445           363        3,406
                                            -----------     -----------  -----------    ----------    ---------
Totals...................................   $     2,166     $     5,048   $    3,445    $      363    $   3,406
                                            ===========     ===========  ===========    ==========    =========

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         Severance costs related to approximately 85 executive, sales, and administrative employees, all of whom left the Company by December 31, 1997. The Company increased the employee severance pay and fringes reserve by $5,060 in 1998 primarily related to subsequently agreed-upon contingent severance benefits to be paid to former executives of the Company under the terms of their related severance agreements, and additional severance to be paid to a former Company executive as a result of an unfavorable outcome of arbitration. The contingent severance benefits were recorded in the periods when it became probable that the Company would be required to pay these additional benefits. The unpaid severance costs at December 31, 1998 are expected to be paid by December 31, 2000. The increase to the reserve for other exit activity costs of $162 during the fourth quarter of 1998 related to numerous individually insignificant adjustments to increase estimated exit costs to the actual costs incurred.

         CLOSE SEVERAL MANUFACTURING FACILITIES - During 1997, restructuring charges totaling $5,769 were recorded to close two domestic and one international manufacturing facilities to further consolidate operations and reduce costs. The related inventory had a carrying value of $721 and was fully written off and destroyed. The related fixed assets had a carrying value of $3,777 prior to the write-down and were sold. Prior to the write-down of the fixed assets held for disposal, depreciation expense of $265 and $120 was incurred during 1997 and 1996, respectively. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1996        Income      Reductions    Reductions       1997
                                           --------------   ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $       721   $     --      $      721    $    --
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....          --               721         --             721         --
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................          --             2,714         --           2,334          380
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             2,714         --           2,334          380
                                            -----------     -----------  -----------    ----------    ---------
   Restructuring accruals:
     Employee severance pay and fringes..          --             1,184        1,122          --             62
     Other exit activity costs,
       primarily facility closure expenses
       for cleanup and restoration and
       lease termination costs...........          --             1,150          817          --            333
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             2,334        1,939          --            395
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --             5,048        1,939         2,334          775
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $     5,769   $    1,939    $    3,055    $     775
                                            ===========     ===========  ===========    ==========    =========

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                             Balance at       Charges                                Balance at
                                            December 31,   (Credits) to      Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................   $       380     $      (367)  $     --      $       13    $    --
                                            -----------     -----------  -----------    ----------    ---------
                                                    380            (367)        --              13         --
                                            -----------     -----------  -----------    ----------    ---------

   Restructuring accruals:
     Employee severance pay and fringes..            62             262          324          --           --
     Other exit activity costs,
       primarily facility closure expenses
           for lease termination costs...           333            (113)         220          --           --
                                            -----------     -----------  -----------    ----------    ---------
                                                    395             149          544          --           --
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..           775            (218)         544            13         --
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $       775     $      (218)  $      544    $       13    $    --
                                            ===========     ===========  ===========    ==========    =========

         The severance costs of $1,184 in 1997 related to approximately 415 management, production, and administrative employees at various locations, all of whom left the Company by December 31, 1997. The reserve for employee severance pay and fringes was increased by $262 during the third quarter of 1998 to include thirteen additional employees who were terminated and paid severance. During the fourth quarter of 1998, the reserves for fixed assets held for disposal and other exit activity costs were reduced by $367 and $113, respectively, when the related facility held for sale was sold at a higher price and in less time than was originally anticipated by management.

         CLOSE FACILITIES - During 1998, the Company recorded restructuring charges of $3,285 to further consolidate operations and improve efficiency. The related actions included closing several operations in Europe and one domestic manufacturing facility during the year. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in cost of sales:
   Write-down of inventory...............   $      --       $       101   $     --      $       68    $      33
                                            -----------     -----------  -----------    ----------    ---------
     Total included in cost of sales.....          --               101         --              68           33
                                            -----------     -----------  -----------    ----------    ---------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use........................          --               213         --              (3)         216
                                            -----------     -----------  -----------    ----------    ---------
                                                   --               213         --              (3)         216
                                            -----------     -----------  -----------    -----------   ---------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

   Restructuring accruals:
     Employee severance pay and fringes..          --             2,335        1,081          --          1,254
     Other exit activity costs,
       primarily facility closure expenses
           for lease termination costs...          --               636           28          --            608
                                            -----------     -----------  -----------    ----------    ---------
                                                   --             2,971        1,109          --          1,862
                                            -----------     -----------  -----------    ----------    ---------
       Totals included in restructuring..          --             3,184        1,109            (3)       2,078
                                            -----------     -----------  -----------    ----------    ---------

Totals...................................   $      --       $     3,285   $    1,109    $       65    $   2,111
                                            ===========     ===========  ===========    ==========    =========

         Severance costs related to approximately 150 management, production, and administrative employees at various locations, of which approximately 132 had left the Company by December 31, 1998. Severance with respect to the domestic employees had been fully paid by December 31, 1998, and severance will be paid to the remaining 18 European employees by December 31, 2000. The fixed assets held for disposal at December 31, 1998 will be disposed of during 1999. Depreciation recorded prior to the write-down of the fixed assets was not material. The remaining reserve balance for other exit activity costs at December 31, 1998, principally relates to leases with fixed terms running through 2001. No additional charges are anticipated in future periods from the foregoing actions.

         EMPLOYEE TERMINATION AND SEVERANCE - During 1998, the Company recorded restructuring charges totaling $7,904 following the Sunbeam acquisition for the termination of 117 employees of which 8 employees remain to be terminated at December 31, 1998. The 8 remaining employees are expected to be terminated during 1999. The table below shows charges by type of cost, cash and non-cash reductions, and adjustments made to the reserve as initially established.

                                             Balance at       Charges                                Balance at
                                            December 31,        to           Cash        Non-Cash   December 31,
                                                  1997        Income      Reductions    Reductions       1998
                                           --------------   ----------    ----------    ----------  -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes..   $      --       $     7,904   $    4,479    $     --      $   3,425
                                            -----------     -----------  -----------    ----------    ---------
Totals...................................   $      --       $     7,904   $    4,479    $     --      $   3,425
                                            ===========     ===========  ===========    ==========    =========

         Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

 4.  OTHER CHARGES

         During 1996, the Company recorded other charges totaling $7,248 which consist principally of costs to exit portions of certain products and recognition of quality issues related to these and other products. The Company exited various models of coolers and jugs and abandoned the related inventory ($2,150) and fixed assets ($977). In addition, the Company experienced quality issues with certain models of thermal electric coolers and various other outdoor recreation products and accrued for anticipated product returns based on negotiations with customers and costs of related product repairs ($3,280). The remaining amounts relate to allowances for accounts receivable based on a disputed amount involving pending litigation and disputes with customers in a foreign location ($841). $3,127 of these costs were recorded in cost of sales and $4,121 of these costs were recorded in SG&A expenses.

         During 1997, the Company recorded other costs of $3,586 related to severance costs associated with executive changes in the first quarter of 1997. These costs were recorded in SG&A expenses.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         During 1998, the Company recorded other charges totaling $13,672 which consisted of (a) $7,242 of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (b) $4,205 of charges associated with abandoning a company-wide enterprise resource computer software system, and (c) $2,225 of costs associated with terminating a licensing services agreement with an affiliate of Parent Holdings. These costs were recorded in SG&A expenses.

 5.  INVENTORIES

         Inventories consisted of the following:

                                                                                       December 31,
                                                                                -------------------------
                                                                                    1998           1997
                                                                                -----------   -----------
         Raw material and supplies.........................................     $    45,395   $    59,406
         Work-in-process...................................................           6,539         7,813
         Finished goods....................................................         178,192       169,108
                                                                                -----------   -----------
                                                                                $   230,126   $   236,327
                                                                                ===========   ===========

 6.  PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consisted of the following:

                                                                                         December 31,
                                                                                -------------------------
                                                                                    1998           1997
                                                                                -----------   -----------
         Land and land improvements........................................     $     6,429   $     7,700
         Buildings and building improvements...............................          73,964        79,101
         Machinery and equipment...........................................         180,315       192,650
         Construction-in-progress..........................................           7,983        10,076
                                                                                -----------   -----------
                                                                                    268,691       289,527
         Accumulated depreciation..........................................        (122,868)     (114,033)
                                                                                -----------   -----------
                                                                                $   145,823   $   175,494
                                                                                ===========   ===========

         Depreciation expense was $25,672, $26,956, and $25,770 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                                                       December 31,
                                                                                -------------------------
                                                                                    1998          1997
                                                                                -----------   -----------
         Compensation and related benefits.................................     $    26,305   $    20,385
         Other.............................................................          74,809        73,411
                                                                                -----------   -----------
                                                                               $    101,114   $    93,796
                                                                               ============   ===========

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


 8.  OTHER LIABILITIES

         Other liabilities consisted of the following:

                                                                                   December 31,
                                                                               --------------------
                                                                                1998         1997
                                                                               -------    ---------
         Pensions and other postretirement benefits........................    $52,770    $  49,121
         Other.............................................................     22,461       20,465
                                                                               -------    ---------
                                                                               $75,231    $  69,586
                                                                               =======    =========

 9.  SHORT-TERM BORROWINGS

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

 10.  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                         December 31,
                                                                               --------------------------
                                                                                    1998          1997
                                                                               ------------   -----------
         7.26% Senior Notes due 2007 (b)...................................    $        --    $   200,000
         7.10% Senior Notes due 2006 (b)...................................             --         85,000
         7.25% Senior Notes due 2008 (b)...................................             --         75,000
         Revolving credit facility (a).....................................             --         52,127
         Term loan (a).....................................................             --         64,894
         Other.............................................................             472           778
                                                                               ------------   -----------
                                                                                        472       477,799
         Less current portion..............................................             110           523
                                                                               ------------   -----------
                                                                               $        362   $   477,276
                                                                               ============   ===========

-----------------------
         a) In April 1996, the Company amended its credit agreement to: a) provide a French Franc term loan, b) provide a $275,000 unsecured revolving credit facility, c) allow for the Camping Gaz acquisition and d) extend the maturity of the credit agreement. Based upon the amended terms of the credit agreement, the Company deemed the amended terms were substantially different from the original terms of the credit agreement and therefore, accounted for the transaction as an extinguishment of the old credit agreement and creation of a new credit agreement. The extraordinary loss recorded by the Company of $1,078 in 1996 represents a write-off of the unamortized financing costs associated with the old credit agreement. In March 1998, in connection with the Sunbeam Acquisition, the Company repaid all outstanding indebtedness under the Company's credit agreement and the credit agreement was terminated. In connection

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

              with the termination of this agreement, the Company recorded an extraordinary loss of $2,038 in 1998 which represents a write-off of the related unamortized financing costs associated with the credit agreement.

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

11.      ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income (loss) consisted of the following:

                                                                                                Accumulated
                                                                    Currency       Minimum         Other
                                                                  Translation      Pension     Comprehensive
                                                                  Adjustment      Liability    Income/(Loss)
                                                                  ----------      ---------    -------------

         Balance at December 31, 1995.........................     $     165      $    --        $     165
         Current year pre-tax change..........................         3,011           (470)         2,541
         Tax benefit..........................................          --              185            185
                                                                   ---------      ---------      ---------
         Balance at December 31, 1996.........................         3,176           (285)         2,891
         Current year pre-tax change..........................        (9,946)        (1,056)       (11,002)
         Tax (expense) benefit................................        (3,566)           418         (3,148)
         Minority interest....................................        (1,174)          --           (1,174)
                                                                   ---------      ---------      ---------
         Balance at December 31, 1997.........................       (11,510)          (923)       (12,433)
         Current year pre-tax change..........................         8,142           (568)         7,574
         Tax (expense) benefit................................          (602)           225           (377)
         Minority interest....................................          (414)          --             (414)
                                                                   ---------      ---------      ---------
         Balance at December 31, 1998.........................     $  (4,384)     $  (1,266)     $  (5,650)
                                                                   =========      =========      =========

12.  DERIVATIVE FINANCIAL INSTRUMENTS

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

                                                       Purchased                      Recognized      Deferred
                                       Forward          Option           Total        Unrealized     Unrealized
                                      Contracts        Contracts       Contracts      Gain (Loss)    Gain (Loss)
                                      ----------      -----------     ----------      -----------    -----------
December 31, 1998 Currency:
    Deutschemark...............       $   12,000      $    18,369      $  30,369        $   207         $  --
    Yen........................           14,941           12,451         27,392           (655)           --
     Pound sterling............            4,000            1,525          5,525             57            --
                                      ----------      -----------     ----------        -------         -------
Total                                 $   30,941      $    32,345      $  63,286        $  (391)        $  --
                                      ==========      ===========     ==========        =======         =======

December 31, 1997 Currency:
    Yen........................       $    1,580      $      --        $   1,580        $  --           $   128
                                      ==========      ===========     ==========        =======         =======

         The Company also manages its interest rate risks through the use of interest rate swaps under which the Company agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed notional principal amount. As the Company's interest bearing liabilities primarily represent variable-rate short- and long-term debt, interest rate swaps are used to reduce the impact of changes in interest rates on interest expense. At December 31, 1998 and 1997, $25,000 of the Company's debt payable to affiliate and outstanding long-term debt, respectively, was subject to an interest rate swap agreement. Under the interest rate swap agreement, the Company pays the counterparty interest at a fixed rate of 6.115%, and the counterparty pays the Company interest at a variable rate equal to the three month LIBOR for a seven-year period commencing January 2, 1996.

         At December 31, 1997, $25,000 of the Company's outstanding long-term debt was subject to an interest rate cap. The interest rate cap agreement entitled the Company to receive the amount, if any, by which the Company's interest payments on $25,000 of its variable rate debt exceeded 7.35%. The $509 premium paid for the interest rate cap was amortized to interest expense over its three-year term commencing January 3, 1995.

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

13.      INCOME TAXES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

         For financial reporting purposes, (loss) earnings before income taxes, minority interest and extraordinary item include the following components:

                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                       1998        1997           1996
                                                                  ------------   ------------  ------------
     (Loss) earnings before income taxes, minority
        interest and extraordinary item:
           Domestic..........................................     $    (24,833)  $    (14,129) $    (29,532)
           Foreign...........................................           (1,608)         7,752       (20,769)
                                                                  ------------   ------------  ------------
                                                                  $    (26,441)  $     (6,377) $    (50,301)
                                                                  ============   ============  ============

         Significant components of the provision for income tax expense (benefit) were as follow:

                                                                           Year Ended December 31,
                                                                  -----------------------------------------
                                                                       1998          1997          1996
                                                                  ------------   ------------  ------------
     Current:
        Federal..............................................     $      2,093   $    (11,045) $       (709)
        State  ..............................................               72            --           (334)
        Foreign..............................................            2,868          1,485         3,454
                                                                  ------------   ------------  ------------
           Total current.....................................            5,033         (9,560)        2,411
                                                                  ------------   ------------  ------------
     Deferred:
        Federal..............................................            2,735          7,851       (10,686)
        State  ..............................................           (1,323)        (1,493)       (2,178)
        Foreign..............................................            7,401         (2,025)         (474)
                                                                  ------------   ------------  -------------
           Total deferred....................................            8,813          4,333       (13,338)
                                                                  ------------   ------------  ------------
                                                                  $     13,846   $     (5,227) $    (10,927)
                                                                  ============   ============  ============

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary item varies from the current statutory federal income tax rate as follows:

                                                                           Year Ended December 31,
                                                                   -----------------------------------
                                                                     1998          1997          1996
                                                                   -------        ------        ------
     (Benefit) provision at statutory rate...................        (35.0)%       (35.0)%       (35.0)%
     State taxes, net........................................         (3.1)        (15.2)         (4.6)
     Nondeductible amortization .............................         29.0          37.1           5.0
     Nondeductible merger costs..............................          9.4            --            --
     Deconsolidation tax charges.............................         17.5            --            --
     Foreign operations......................................          5.9         (66.4)          4.3
     Change in tax rates.....................................          6.2         (20.8)           --
     Valuation allowance.....................................         29.0          37.0           7.0
     Puerto Rico operations..................................         (2.2)        (12.9)          0.4
     Other, net..............................................         (4.3)         (5.8)          1.2
                                                                   -------        ------        ------
     Effective tax rate (benefit) provision..................         52.4%        (82.0)%       (21.7)%
                                                                   =======        ======        ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       December 31,
                                                                                -------------------------
                                                                                    1998          1997
                                                                                -----------   -----------
     Deferred tax assets:
         Postretirement benefits other than pensions.......................     $    12,991   $    12,964
         Reserves for self-insurance and warranty costs....................           5,979         4,898
         Pension liabilities...............................................           8,137         7,377
         Inventory.........................................................           8,322         6,626
         Net operating loss carryforwards..................................          74,095        56,739
         Other, net........................................................          12,632        12,728
                                                                                -----------   -----------
              Total deferred tax assets....................................         122,156       101,332
         Valuation allowance...............................................         (45,058)      (39,990)
                                                                                -----------   -----------
                  Net deferred tax assets..................................          77,098        61,342
                                                                                -----------   -----------
     Deferred tax liabilities:
         Depreciation......................................................          16,507        19,872
         Other, net........................................................          13,811        10,676
                                                                                -----------   -----------
              Total deferred tax liabilities...............................          30,318        30,548
                                                                                -----------   -----------
                  Net deferred tax assets..................................     $    46,780   $    30,794
                                                                                ===========   ===========

         The deferred tax account balance at December 31, 1998 differs from the account balance at December 31, 1997 due primarily to the 1998 deferred tax provision, the tax effects of foreign translation adjustments, the exercise of employee stock options recorded as a component of stockholders' equity and the tax effect of the benefit related to debt extinguishment treated as an extraordinary item.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

14.  RELATED PARTY TRANSACTIONS

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

         On April 15,1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility entered into an amended and restated Intercompany Note (the "Amended Intercompany Note"), intercompany security and pledge agreements, an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (x) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (y) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of the stock of its domestic holding companies for its foreign subsidiaries and all of the stock of its other domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing March 31, 2005 and September 30, 2006. In addition, pursuant to the Sunbeam Credit Facility, Sunbeam has borrowed approximately $1,262,500 in two tranches of term loans with scheduled repayments through maturity on March 31, 2005. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. Interest accrues at a rate selected at Sunbeam's option of: (i) LIBOR plus an agreed upon interest margin which varies depending upon the occurrence of certain specified events or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an agreed upon interest margin which varies depending upon the occurrence of certain specified events.

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

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the Sunbeam Credit Facility, (v) amend or otherwise alter material agreements, (vi) make capital expenditures and Year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, ERISA, judgments and change of ownership and control.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

INSURANCE PROGRAMS

         Since the consummation of the Sunbeam Acquisition, Coleman has been insured under policies maintained by Sunbeam or its affiliates, including workers compensation and liability insurance. Until the consummation of the Sunbeam Acquisition, Coleman was insured under policies maintained by M&F or its affiliates, including workers compensation and liability insurance. The Company's insurance expense including its allocable share of premium costs from Sunbeam and M&F for such insurance was $6,269, $5,728 and $4,967 for the years ended December 31, 1998, 1997 and 1996, respectively. Insurance expense is allocated to the Company based on its actual number of employees, property locations, nature of property, nature of products sold and Company experience, as applicable, based on the nature of the insurance coverage.

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

         Since the consummation of the Sunbeam Acquisition, the Company has provided certain management services to Sunbeam and its affiliates and also received certain management services from Sunbeam and its affiliates. These services included, among other things, (i) executive, general administrative, legal and financial services, (ii) factory management and inventory control services, and (iii) sales and marketing services. For the year ended December 31, 1998, the cost of the services provided by the Company and charged to Sunbeam and its affiliates in the amount of $2,268 has been reflected as a reduction in selling, general and administration ("SG&A") expenses, and the $3,009 of charges to Coleman for services received by Coleman from Sunbeam and its affiliates for such period has been included in SG&A expenses. The cost of the services is assessed based on actual usage or allocations of actual costs based on relative usage of related services or time of specified personnel.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


LICENSING SERVICES

        During 1997, the Company engaged an affiliate of M&F to provide licensing services. The Company recorded expenses of $650 based on negotiated rates related to these services in 1997. In connection with the Sunbeam Acquisition, during 1998 the Company terminated the licensing services agreement and recorded $2,000 of expense related to payments to be made under the terms of the termination agreement and $225 of expense related to certain receivables from an affiliate of Parent Holdings which were forgiven as part of the same termination agreement.

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

         For all taxable periods ended on or prior to March 30, 1998, the Company was included in the M&F Consolidated Returns and was party to the Tax Sharing Agreement. Pursuant to the Holdings Merger Agreement, the Tax Sharing Agreement terminated with respect to M&F and its affiliates, but not with respect to Coleman Worldwide. See Note 13.

15.  EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

         The Company sponsors defined benefit plans covering certain employees of the Company who meet eligibility requirements. The plans' benefits are based on an employee's years of service. Effective January 1, 1999, the Company's retirement plan for salaried employees was amended to convert the plan to a cash balance plan. The plans' assets primarily consist of corporate stocks, mutual funds and fixed income securities. Funding of the plans is based on actuarial computations that are designed to satisfy minimum funding requirements of applicable regulations and to achieve adequate funding of projected benefit obligations. The Company also provides certain unfunded postretirement health and life insurance benefits for certain retired employees.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The following table presents the funded status and amounts recognized in the Company's consolidated balance sheet for the Company's defined pension benefit and other postretirement plans:

                                                                   Pension Benefits      Postretirement Benefits
                                                               ----------------------  --------------------------
                                                                      December 31,              December 31,
                                                               ----------------------  --------------------------
                                                                   1998       1997         1998           1997
                                                               ----------- ----------  -----------    -----------
Change in benefit obligation:
    Benefit obligation at beginning of year..................  $    43,246  $  37,092  $    19,080    $    18,787
    Service cost.............................................        3,076      3,081          919            927
    Interest cost............................................        3,157      2,813        1,473          1,453
    Plan amendment...........................................       (3,641)       222         (487)          --
    Plan participants' contributions.........................         --         --             58             74
    Curtailment (gain) loss..................................         (300)       840         --             --
    Benefits paid............................................       (1,112)      (628)      (1,206)          (890)
    Actuarial loss (gain)....................................           57       (174)       3,118         (1,271)
                                                               ----------- ----------  -----------    -----------
    Benefit obligation at end of year........................       44,483     43,246       22,955         19,080
                                                               ----------- ----------  -----------    -----------
Change in plan assets:
    Fair value of plan assets at beginning of year...........       23,102     16,197         --             --
    Actual return on plan assets.............................        2,577      2,946         --             --
    Employer contributions...................................        1,737      4,587        1,148            816
    Plan participants' contributions.........................         --         --             58             74
    Benefits paid............................................       (1,112)      (628)      (1,206)          (890)
                                                               -----------  ---------  -----------    -----------
    Fair value of plan assets at end of year.................       26,304     23,102         --             --
                                                               ----------- ----------  -----------    -----------
Under funded plans...........................................      (18,179)   (20,144)     (22,955)       (19,080)
Unrecognized transition asset................................         --         --         (3,441)        (3,707)
Unrecognized net actuarial loss (gain).......................        1,774      6,259         (573)        (3,817)
Unrecognized prior service cost (benefit)....................           43        130         (803)          (404)
                                                               ----------- ----------  -----------    -----------
Net amounts recognized.......................................  $   (16,362)$  (13,755) $   (27,772)   $   (27,008)
                                                               =========== ==========  ===========    ===========

Amounts recognized in the consolidated balance sheet
    consist of:
      Accrued benefit liability..............................  $   (18,510) $ (15,424) $   (27,772)   $   (27,008)
      Intangible asset.......................................           54        143         --             --
      Accumulated other comprehensive income.................        2,094      1,526         --             --
                                                               ----------- ----------  -----------    -----------
Net amount recognized........................................  $   (16,362)$  (13,755) $   (27,772)   $   (27,008)
                                                               =========== ==========  ===========    ===========

Weighted average assumptions as of December 31,
    Discount rate............................................         6.75%      7.50%        6.75%          7.50%
    Expected return on plan assets...........................         9.00%      9.00%        9.00%          9.00%
    Rate of compensation increase............................         4.00%      5.00%        4.00%          5.00%

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


         Net pension expense and periodic postretirement benefit expense include the following components:

                                                                          Year Ended December 31,
                                                                  ---------------------------------------
                                                                        1998        1997          1996
                                                                  ------------ ------------- ------------
        Pension expense:
          Service cost........................................    $      3,076 $      3,081  $      3,098
          Interest cost.......................................           3,157        2,813         2,442
          Curtailment loss....................................              79          972           --
          Expected return on plan assets......................          (2,144)      (1,623)       (1,078)
          Amortization of unrecognized
             prior service cost ..............................               5           10             7
          Amortization of net loss............................             171          242           425
                                                                  ------------ ------------  ------------
               Net pension expense............................    $      4,344 $      5,495  $      4,894
                                                                  ============ ============  ============

        Postretirement expense:
          Service cost........................................    $        919 $        927  $      1,044
          Interest cost.......................................           1,473        1,453         1,454
          Amortization of transition asset....................            (266)        (266)         (266)
          Amortization of unrecognized
             prior service benefit............................             (88)         (88)          (88)
          Amortization of net gain............................            (126)          (4)         --
                                                                  ------------ ------------  ------------
               Net periodic postretirement
                   benefit expense............................    $      1,912 $      2,022  $      2,144
                                                                  ============ ============  ============

         The weighted-average assumed health care cost trend rates used for postretirement benefits measurement purposes were 7% for 1999 then gradually trending down to 5.0% by the year 2003 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the combined postretirement service and interest cost by approximately 22% and the postretirement benefit obligation by approximately 19%. A 1% decrease in the assumed health care cost trend rate would decrease the combined postretirement service and interest cost by approximately 18% and the postretirement benefit obligation by approximately 16%.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

employees of the Company and any of its affiliates from time to time. Stock options have been granted under the Stock Option Plans with vesting terms and maximum exercise terms of approximately five years and ten years, respectively. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plans may not exceed 4,700,000.

         The following table summarizes the stock option transactions under the Stock Option Plans:

                                         1998                        1997                        1996
                             ----------------------------   ------------------------   ------------------------
                                             Weighted-                    Weighted-                   Weighted-
                                              Average                      Average                     Average
                               Options    Exercise Price     Options    Exercise Price   Options    Exercise Price
                             -----------  --------------   -----------  -------------- -----------  -------------
Outstanding - January 1,       3,347,550    $   15.14       3,017,630    $ 15.84       2,572,930      $ 15.25
    Granted:
        at market price            6,000        12.94       2,081,000      14.77         294,000        19.73
        above market price          --          --             75,000      15.00         381,000        15.00
    Exercised                 (2,405,950)       15.14        (220,750)     11.42        (154,890)       12.17
    Forfeited                    (23,930)       13.63      (1,605,330)     16.49         (75,410)       14.19
                             -----------                   ----------                 -----------

Outstanding - December 31,       923,670        15.14       3,347,550      15.14       3,017,630        15.84
                             ===========                    =========                  =========

Exercisable - December 31,       923,670        15.14         927,000      14.02         513,440        13.25
                             ===========                   ===========                ===========

Weighted-average fair value
    of options granted during
    the year:
        at market price      $      6.30                   $     7.43                 $     6.62
                             ==============                =============              =============
        above market price   $     --                      $     5.28                 $     3.21
                             ==============                =============              =============

         The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                          Options Outstanding                                       Options Exercisable
   --------------------------------------------------------------------      ---------------------------------
       Range                       Weighted-Average
    of Exercise         Number         Remaining       Weighted-Average        Number         Weighted-Average
      Prices         Outstanding   Contractual Life     Exercise Price       Exercisable       Exercise Price
   -------------     -----------   ----------------     --------------       -----------       --------------
   $12.25-$14.00        535,795        8.0 years            $ 13.98           535,795             $  13.98
   $14.01-$20.38        387,875        8.2                    16.75           387,875                16.75
                      ---------                                              --------

   $12.25-$20.38        923,670        8.1                    15.14           923,670                15.14
                      =========                                              ========

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

                                                                          Year Ended December 31,
                                                                  ---------------------------------------
                                                                       1998         1997          1996
                                                                  ------------ ------------  ------------
Pro forma net loss............................................    $     64,535 $      6,069  $     42,760
Pro forma basic and diluted loss per common share.............            1.17         0.11          0.80

16.  COMMITMENTS AND CONTINGENCIES

SHAREHOLDER LAWSUITS

         Beginning on June 25, 1998, several class action lawsuits were filed in the Court of Chancery of the State of Delaware by minority stockholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors. These actions were consolidated into a single class action lawsuit. The actions allege, among other things, that the consideration payable to the public stockholders of Coleman in the proposed Coleman Merger is no longer fair to such stockholders as a result of the decline in the market price of Sunbeam common stock. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, the consolidated class action lawsuit. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the minority stockholders of Coleman warrants to purchase 4.98 million shares of Sunbeam common stock at an exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the Parent Holdings Warrant and will be issued when the Coleman Merger is consummated, which is now expected to occur during the second half of 1999. There can be no assurance that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

ENVIRONMENTAL MATTERS

         The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

and packaging of products and the sales of products containing certain environmentally sensitive materials ("Environmental Laws"). The Company believes it is in substantial compliance with all Environmental Laws which are applicable to its operations. Compliance with Environmental Laws involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.

         The Company has established reserves, in accordance with SFAS No. 5, "Accounting for Contingencies", to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have, remediation responsibility. The Company accrues environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of the completion of a feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1998 and 1997, the Company's environmental reserves were $10,887 (representing $10,369 for the estimated costs of facility investigations, corrective measure studies and known remedial measures and $518 for estimated legal costs)and $4,123 (representing $3,744 for the estimated costs of facility investigations, corrective measure studies and known remedial measures and $379 for estimated legal costs), respectively. It is anticipated that the $10,887 accrual at December 31, 1998 will be paid as follows: $1,043 in 1999, $2,828 in 2000, $1,139 in 2001, $533 in 2002, $528 in 2003 and $4,816,
thereafter. The Company has accrued its best estimate of remediation costs (based upon a range of exposure of $5,600 to $23,300) based upon facts known to the Company and because of the inherent difficulties in estimating the ultimate amount of environmental remediation costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technologies, the identification of new sites for which the Company could be a potentially responsible party ("PRP"), information relating to the exact nature and extent of the contamination at each site and the extent of required clean up efforts and the varying costs of alternative remediation strategies. Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1998.

         The Company has recorded reserves for environmental matters which it believes are adequate based upon facts known to the Company, applicable laws and regulations, status of remediation efforts, ongoing investigations, technical evaluations, and individual circumstances related to each site. Amounts charged against operations for environmental remediation activities for the years ended December 31, 1998, 1997, and 1996 were $7,629, $1,766, and $1,584, respectively.

         The Company reviews the adequacy of its environmental reserves and adjusts the reserves as additional information becomes available, as previously described, which allows the Company to refine its estimates. During the fourth quarter of 1998, the Kansas Department of Health and Environment ("KDHE") approved a remedial investigation report prepared by Coleman and requested Coleman to prepare and submit

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

a remedial system design to address off-site contamination originating from one of its existing sites. Coleman is in the process of developing the feasibility study which will propose several alternatives for remediating the on-site soil and groundwater contamination and the off-site groundwater contamination resulting from the on-site sources. Based upon the remedial system design, completed in the fourth quarter of 1998 by the Company's outside environmental consultants, Coleman recorded a charge of $5,728 with respect to this issue during the fourth quarter of 1998. The remaining charges recognized during 1998 are related to an additional contamination source discovered at one site which increased the estimated remediation period and increases in the estimated costs for remedial system operation and maintenance at another site. During 1997 and 1996, amounts charged to operations for environmental remediation activities related to refinement of remediation estimates based upon ongoing investigations, feasibility studies, technical evaluations, and monitoring procedures.

GILBERT AND MOSLEY SITE

         As a result of investigations undertaken in 1986, the KDHE discovered that ground water in the Wichita area (the "Gilbert and Mosley Site") was contaminated with volatile organic compounds ("VOCs"). Coleman occupied a facility within the boundaries of the Gilbert and Mosley Site. Subsequent investigations in the area, including investigations in November 1998 by Coleman, indicated the groundwater beneath the Coleman property is contaminated with VOCs. Coleman is in the process of remediating the contamination on its property.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

         As more fully described in Note 14, the Company relies upon borrowings from Sunbeam for the Company's liquidity needs.

17.  CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. Interest paid was $41,165, $42,217, and $37,608 and net income taxes (refunded) paid were $(11,427), $(16,138) and $7,041 for the years ended December 31, 1998, 1997 and 1996, respectively. Certain non-cash transactions relating to acquisitions and the issuance of long-term debt have been reported in Notes 2 and 10.

18.  PREFERRED STOCK

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

19.  SEGMENT INFORMATION

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

INFORMATION ABOUT SEGMENT REVENUES, PROFITS AND ASSETS

                                            Outdoor                                              All
                                          Recreation     Powermate   Eastpak  International     Other     Total
                                         -----------   -----------   -------- -------------  --------- -----------
Year Ended December 31, 1998:
   Revenues from external customers..... $   384,643   $   202,405   $ 43,954   $ 335,158    $  49,213 $ 1,015,373
   Intersegment revenues................      59,033         6,807     31,991        --           --        97,831
   Segment profit (loss)................       9,340        12,351     (7,894)      7,777        3,765      25,339
   Segment assets.......................     218,189       133,514     86,504     342,377        6,193     786,777
   Depreciation expense.................      14,923         3,136        626       5,726        1,091      25,502
   Restructuring charges (credit).......       3,945         5,867       (110)      4,971          500      15,173
   Expenditures for long-lived assets...       8,400         2,436      1,142       6,769        2,495      21,242

Year Ended December 31, 1997:
   Revenues from external customers.....     423,265       201,865     55,239     345,698      128,227   1,154,294
   Intersegment revenues................      47,850         6,443     39,821       1,152          114      95,380
   Segment profit (loss)................      27,589        (1,553)     1,355      24,731       22,168      74,290
   Segment assets.......................     270,920       129,235     93,106     308,794       96,154     898,209
   Depreciation expense.................      15,707         3,156        396       5,320        2,200      26,779
   Restructuring charges................       7,557        12,211      1,351       5,255         --        26,374
   Expenditures for long-lived assets...       8,688         3,281      1,840       9,076        2,671      25,556

Year Ended December 31, 1996:
   Revenues from external customers.....     412,143       270,525     44,229     375,105      118,214   1,220,216
   Intersegment revenues................      72,367         5,235     18,143         530            2      96,277
   Segment profit (loss)................       8,143        (6,189)    (3,034)      7,024       14,350      20,294
   Segment assets.......................     303,618       181,782     78,870     342,353      102,871   1,009,494
   Depreciation expense.................      15,196         2,460        283       6,264        1,702      25,905
   Restructuring charges................      18,135        19,000       --        18,472         --        55,607
   Expenditures for long-lived assets...      16,415         7,947      1,086       9,240        5,645      40,330

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                                 Year Ended December 31,
                                                                       ----------------------------------------
                                                                            1998         1997          1996
                                                                       -----------  ------------  -------------
     REVENUES:
       Total revenues for reportable segments.....................     $ 1,063,991  $  1,121,333  $   1,198,277
       Other revenues.............................................          49,213       128,341        118,216
       Elimination of intersegment revenues.......................         (97,831)      (95,380)       (96,277)
                                                                       -----------  ------------  -------------
         Total consolidated revenues..............................     $ 1,015,373  $  1,154,294  $   1,220,216
                                                                       ===========  ============  =============

     PROFIT OR LOSS:
       Total segment profit.......................................     $    25,339  $     74,290  $      20,294
       Unallocated items:
         Corporate expenses.......................................         (28,495)      (22,169)       (16,910)
         Corporate restructuring charges..........................          (2,729)       (4,441)        (3,334)
         Interest expense, net....................................         (33,213)      (40,852)       (38,727)
         Amortization of goodwill and deferred charges............         (19,584)      (11,338)       (10,473)
         Gain on sales of businesses..............................          32,411          --             --
         Other expense, net.......................................            (170)       (1,867)        (1,151)
                                                                       -----------  ------------  -------------
             Loss before income taxes, minority interest and
               extraordinary item.................................     $   (26,441) $     (6,377) $     (50,301)
                                                                       ===========  ============  =============

                                                                                    December 31,
                                                                       ----------------------------------------
                                                                            1998         1997          1996
                                                                       -----------  ------------  -------------
     ASSETS:
       Total assets for reportable segments.......................     $   786,777  $    898,209  $   1,009,494
       Unallocated amounts:
         Corporate assets, including goodwill.....................         146,480       143,555        150,592
                                                                      ------------  ------------  -------------
             Total consolidated assets............................     $   933,257  $  1,041,764  $   1,160,086
                                                                      ============  ============  =============

ENTERPRISE-WIDE DISCLOSURES

     PRODUCT REVENUES:

                                                                                Year Ended December 31,
                                                                      -----------------------------------------
                                                                           1998         1997          1996
                                                                      ------------  ------------  -------------
       Outdoor recreation products................................     $   778,981  $    859,647  $     859,555
       Hardware products..........................................         236,392       294,647        360,661
                                                                      ------------  ------------  -------------
         Total consolidated revenues..............................     $ 1,015,373  $  1,154,294  $   1,220,216
                                                                      ============  ============  =============

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

     GEOGRAPHIC AREA REVENUES:

                                                                                Year Ended December 31,
                                                                       ----------------------------------------
                                                                          1998          1997           1996
                                                                       -----------  ------------  -------------
       United States..............................................     $   628,644  $    759,097  $     803,325
       Europe   ..................................................         213,193       201,820        188,838
       Other foreign countries....................................         173,536       193,377        228,053
                                                                       -----------  ------------  -------------
         Total consolidated revenues..............................     $ 1,015,373  $  1,154,294  $   1,220,216
                                                                       ===========  ============  =============


     GEOGRAPHIC AREA LONG-LIVED ASSETS:

                                                                                     December 31,
                                                                       ----------------------------------------
                                                                           1998         1997          1996
                                                                       -----------  ------------  -------------
       United States..............................................     $   110,411  $    136,021  $     146,698
       Europe   ..................................................          30,106        30,845         32,320
       Other foreign countries....................................           5,306         8,628         20,164
                                                                       -----------  ------------  -------------
         Total consolidated assets................................     $   145,823  $    175,494  $     199,182
                                                                       ===========  ============  =============

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

20.  QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 are as follow:

                                                                         Quarter Ended
                                                 -------------------------------------------------------------
                                                   March 31,       June 30,      September 30,    December 31,
                                                 -------------   ------------    ------------     ------------
1998
----
Net revenues...............................      $     244,499   $    326,407    $    245,324     $   199,143
Gross profit (a)...........................             68,722         94,770          65,506          38,080
Earnings (loss) before
   extraordinary item (b)..................             (1,414)         5,097          (7,008)        (37,238)
Net earnings (loss) (b)....................             (2,646)       (11,209)         (7,008)        (37,238)
Basic earnings (loss) per share:
    Earnings (loss) before
      extraordinary item...................      $       (0.03)  $       0.09    $     (0.13)     $     (0.67)
    Net earnings (loss)....................              (0.05)         (0.20)         (0.13)           (0.67)

1997
----
Net revenues...............................      $     295,464   $    383,514    $    252,434     $   222,882
Gross profit (a)...........................             80,617        109,269          75,324          60,977
Net earnings (loss) (b)....................                699         10,119          (8,077)         (5,277)
Basic earnings (loss) per share............      $        0.01   $       0.19    $     (0.15)     $     (0.10)

(a)  Includes pre-tax restructuring charges (credit) as follows:
     1998..................................      $        --             --      $        156     $      (146)
     1997..................................               --            4,356           3,909            (172)
(b)  Includes after-tax restructuring charges (credit) as follows:
     1998..................................      $         432   $      5,864    $      4,257     $       468
     1997..................................               --           11,180           8,938          (1,223)