Form 10-Q/A
period 1999-03-31
COLEMAN CO INC
filed 1999-11-08
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
Act of 1934 For the quarterly period ended    MARCH 31, 1999
                                          ---------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the transition period from      to

Commission File Number:              1-988
                                     -----

                           THE COLEMAN COMPANY, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                13-3639257
---------------------------------               ------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

2111 E. 37TH STREET NORTH, WICHITA, KANSAS               67219
-------------------------------------------            ----------
(Address of principal executive offices)               (Zip Code)

                                  316-832-2700
               --------------------------------------------------
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


                            Exhibit Index on Page 28

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                       PART I. FINANCIAL INFORMATION PAGE                        Page
                                                                                 ----
Item 1.   Financial Statements:

             Condensed Consolidated Statements of Operations
                Three months ended March 31, 1999 and 1998.....................    3

             Condensed Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998...........................    4

             Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1999 and 1998.....................    5

             Notes to Condensed Consolidated Financial Statements..............    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................   16


                     PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................................   28

Item 6.   Exhibits and Reports on Form 8-K.....................................   28

          Signatures  .........................................................   29

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    -----------------------------
                                                                                          1999             1998
                                                                                    ------------     ------------
Net revenues................................................................        $    280,690     $    244,499
Cost of sales...............................................................             198,371          175,777
                                                                                    ------------     ------------
Gross profit................................................................              82,319           68,722
Selling, general and administrative expenses................................              61,362           74,140
Restructuring (credits) charges.............................................                  (2)             715
Interest expense, net.......................................................               7,575            9,044
Amortization of goodwill and deferred charges...............................               2,564            2,934
Gain on sale of business....................................................                 --           (26,137)
Other (income) expense, net.................................................                (531)           1,861
                                                                                    ------------     ------------
Earnings before income taxes,
     minority interest and extraordinary item...............................              11,351            6,165
Income tax expense..........................................................               4,540            7,518
Minority interest...........................................................                  70               61
                                                                                    ------------     ------------
Earnings (loss) before extraordinary item...................................               6,741           (1,414)
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit........................................                 --            (1,232)
                                                                                    ------------     ------------
Net earnings (loss).........................................................        $      6,741     $     (2,646)
                                                                                    ------------     ------------
                                                                                    ------------     ------------
Basic and diluted earnings (loss) per share:
  Earnings (loss) before extraordinary item.................................        $       0.12     $      (0.03)
  Extraordinary item........................................................                 --             (0.02)
                                                                                    ------------     ------------
    Net earnings (loss).....................................................        $       0.12     $      (0.05)
                                                                                    ------------     ------------
                                                                                    ------------     ------------
Weighted average common shares outstanding:
  Basic and diluted ........................................................              55,827           53,732
                                                                                    ------------     ------------
                                                                                    ------------     ------------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                       March 31,      December 31,
                                                                                          1999           1998
                                                                                    -------------    ------------
             ASSETS
Current assets:
   Cash and cash equivalents............................................            $      18,508    $     23,413
   Accounts and notes receivable, less allowance
     of $8,695 in 1999 and $8,894 in 1998...............................                  222,453         162,108
   Inventories..........................................................                  253,409         230,126
   Deferred tax assets..................................................                   28,403          26,926
   Prepaid expenses and other current assets............................                   17,524          19,627
                                                                                    -------------    ------------
     Total current assets...............................................                  540,297         462,200
Property, plant and equipment, less accumulated depreciation............
     of $125,613 in 1999 and $122,868 in 1998...........................                  141,028         145,823
Goodwill, net...........................................................                  274,262         282,015
Deferred tax assets and other assets....................................                   36,645          43,219
                                                                                    -------------    ------------
                                                                                    $     992,232    $    933,257
                                                                                    -------------    ------------
                                                                                    -------------    ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable...........................................            $     160,619    $    146,064
   Other current liabilities............................................                  106,370         101,224
                                                                                    -------------    ------------
     Total current liabilities..........................................                  266,989         247,288
Debt payable to affiliate...............................................                  407,771         365,063
Long-term debt..........................................................                      435             362
Other liabilities.......................................................                   74,315          75,231
Minority interest.......................................................                    8,000           6,698
Contingencies...........................................................
Stockholders' equity:
   Common stock.........................................................                      558             558
   Additional paid-in capital...........................................                  223,245         221,730
   Retained earnings....................................................                   28,718          21,977
   Accumulated other comprehensive loss.................................                  (17,799)         (5,650)
                                                                                    -------------    ------------
     Total stockholders' equity.........................................                  234,722         238,615
                                                                                    -------------    ------------
                                                                                    $     992,232    $    933,257
                                                                                    -------------    ------------
                                                                                    -------------    ------------

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    -----------------------------
                                                                                         1999             1998
                                                                                    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................    $       6,741    $     (2,646)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
     Depreciation and amortization..............................................            8,138           9,508
     Minority interest..........................................................               70              61
     Gain on sale of business...................................................              --          (26,137)
     Extraordinary loss on early extinguishment of debt.........................              --            2,038
     Changes in assets and liabilities, net of effects from sale of business:
           Increase in receivables..............................................          (65,104)        (34,531)
           Increase in inventories..............................................          (28,832)        (31,043)
           Increase in accounts payable.........................................           15,466           4,177
           Other, net...........................................................           14,541          (5,036)
                                                                                    -------------    ------------
Net cash used by operating activities...........................................          (48,980)        (83,609)
                                                                                    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................           (3,919)         (9,698)
Net proceeds from sale of business and fixed assets.............................              568          98,264
                                                                                    -------------    ------------
Net cash (used) provided by investing activities................................           (3,351)         88,566
                                                                                    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings...........................              --          (52,578)
Net change in short-term borrowings.............................................            5,468          (3,352)
Repayment of long-term debt, including redemption costs.........................              (53)        (63,416)
Net increase in borrowings from affiliate.......................................           42,708          90,711
Proceeds from stock options exercised including tax benefits....................              --           31,805
                                                                                    -------------    ------------
Net cash provided by financing activities.......................................           48,123           3,170
                                                                                    -------------    ------------
Effect of exchange rate changes on cash.........................................             (697)            340
                                                                                    -------------    ------------
Net (decrease) increase in cash and cash equivalents............................           (4,905)          8,467
Cash and cash equivalents at beginning of the period............................           23,413          13,031
                                                                                    -------------    ------------
Cash and cash equivalents at end of the period..................................    $      18,508    $     21,498
                                                                                    -------------    ------------
                                                                                    -------------    ------------

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

     Coleman, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, have entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and shares, if any, for which appraisal rights have been exercised) will be converted into the right to receive (i) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (ii) $6.44 in cash, without interest. In addition, unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders and plaintiff's counsel warrants to purchase up to approximately 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution adjustments. Any shareholder who does not exercise appraisal rights under Delaware law will receive the warrants. These warrants will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance, however, that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for future periods including the year ended December 31, 1999.

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

4.   DEBT PAYABLE TO AFFILIATE

     Sunbeam's credit facility (the "Sunbeam Credit Facility") provides that Sunbeam will not contribute capital to Coleman or, with some exceptions, permit Coleman to borrow money from any source other than Sunbeam. Therefore, the Company's ability to meet its cash operating requirements, including capital expenditures and other obligations, is dependent upon a combination of cash flows from operations and loans to the Company from Sunbeam. Sunbeam has informed the Company it has the positive intent and ability to fund the Company's requirements for borrowed funds through April 10, 2000. Amounts loaned by Sunbeam are represented by a promissory note (the "Intercompany Note") which totaled $407,771 at March 31, 1999 and until the amendment and restatement of the Intercompany Note described below, were due on demand. For 1998 and through

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

April 15, 1999, the Intercompany Note bore interest at a floating rate equivalent to the weighted average interest rate incurred by Sunbeam on its outstanding convertible debt and borrowings under its bank credit facility. The weighted average interest rate charged by Sunbeam for amounts borrowed under the Intercompany Note during the three months ended March 31, 1999 was 7.3% and the total interest charged by Sunbeam to Coleman was $7,173. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $277. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's condensed consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit issued for its account.

     On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility, amended and restated the Intercompany Note (the "Amended Intercompany Note"), entered into intercompany security and pledge agreements, and entered into an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month London Interbank Offering Rate ("LIBOR") quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and that in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other direct domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. Under the Agreements, Coleman also agreed to give the lenders a direct pledge of the assets securing the Amended Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Amended Intercompany Note.

     The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing March 30, 2005. In addition, pursuant to the Sunbeam Credit Facility, at March 31, 1999, Sunbeam had approximately $1,260,000 outstanding debt consisting of two tranches of term loans with scheduled repayments through maturity on March 30, 2005 and September 30, 2006. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. As of June 30, 1998, Sunbeam entered into an agreement with its bank lenders which waived Sunbeam's compliance through December 31, 1998. On October 19, 1998, Sunbeam's bank lenders agreed to extend this waiver through April 10, 1999. In April 1999, the waiver was extended to April 10, 2000, and the Sunbeam Credit Facility

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

was amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. Interest accrues at a rate selected at Sunbeam's option of:
(i) LIBOR plus an interest rate margin which varies depending upon the occurrence of specified events or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an interest rate margin which varies depending upon the occurrence of specified events.

     Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries (other than Coleman and its subsidiaries, except as otherwise described herein), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Corporation (Canada) Limited ("Sunbeam Canada") common stock owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by a number of Sunbeam's wholly-owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for letters of credit issued for its account under the Sunbeam Credit Facility.

     The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the Sunbeam Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and Year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) alter its fiscal year or accounting policies, (x) enter into hedging agreements, (xi) settle certain litigation, (xii) alter its cash management system and (xiii) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees, and change of ownership and control. The Sunbeam Credit Facility, as amended, also provides it is an event default if the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger is not declared effective by October 30, 1999, (effective as of October 25, 1999, the bank lenders agreed to extend this date to November 30, 1999), if Sunbeam fails to complete the Coleman Merger within 25 business days after the related registration statement is declared effective by the SEC, or if Sunbeam has to pay more than $87,500 (excluding expenses) in cash to complete the Coleman Merger (including any payments made with respect to appraisal rights).

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

5.   RESTRUCTURING CHARGES ( DOLLARS IN MILLIONS )

     The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the three months ended March 31, 1999 and 1998, the Company increased its existing reserves by $0.1 million and $0.7 million, respectively, as a result of these reviews.

     The following tables provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     INTEGRATION OF CAMPING GAZ AND COLEMAN

                                                  Balance at                                        Balance at
                                                 December 31,         Cash         Non-Cash          March 31,
                                                      1998         Reductions     Reductions            1999
                                                  -----------      ----------     ----------       ------------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $   --          $  --              $   .4
                                                   ---------       --------        -------            ------
     Total included in cost of sales............          .4           --             --                  .4
                                                   ---------       --------        -------            ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................         7.5           --                .7              6.8
     Other assets...............................          .2           --             --                  .2
                                                   ---------       --------        -------            ------
                                                         7.7           --                .7              7.0
                                                   ---------       --------        --------           ------
   Restructuring accruals:
     Employee severance pay and fringes.........          .1           --             --                  .1
     Other exit activity costs, including
       sales agent termination costs and
       claims brought by terminated
       employees................................          .7              .2             .1               .4
                                                   ---------       ---------       --------           ------
                                                          .8              .2             .1               .5
                                                   ---------       ---------       --------           ------
       Totals included in restructuring.........         8.5              .2             .8              7.5
                                                   ---------       ---------       --------           ------

Totals ........................................      $   8.9        $     .2       $     .8           $  7.9
                                                   ---------       ---------       --------           ------
                                                   ---------       ---------       --------           ------

     The reserves remaining at March 31, 1999, principally relate to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

     EXIT LOW-MARGIN PRODUCT LINES

                                                  Balance at         Charges                        Balance at
                                                 December 31,          to            Cash            March 31,
                                                     1998            Income       Reductions            1999
                                               ----------------    ----------     ----------       -----------
Charges included in cost of sales:
   Write-down of inventory...................      $      .4       $      .1       $     .4           $   .1
                                                   ---------       ---------       --------           ------
     Total included in cost of sales.........             .4              .1             .4               .1
                                                   ---------       ---------       --------           ------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use............................             .1           --             --                  .1
                                                   ---------       --------        -------            ------
                                                          .1           --             --                  .1
                                                   ---------       --------        -------            ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs.................             .6           --                .1               .5
                                                   ---------       --------        --------           ------
                                                          .6           --                .1               .5
                                                   ---------       --------        --------           ------
       Totals included in restructuring......             .7           --                .1               .6
                                                   ---------       --------        --------           ------

Totals ......................................      $     1.1       $     .1        $     .5           $   .7
                                                   ---------       --------        --------           ------
                                                   ---------       --------        --------           ------

     The remaining reserves at March 31, 1999, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

     CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at                      Balance at
                                                 December 31,         Cash         March 31,
                                                       1998        Reductions         1999
                                                   ---------       ---------       --------
Restructuring accruals:
   Employee severance pay and fringes...........   $     3.4       $      .2       $    3.2
                                                   ---------       ---------       --------

Totals ........................................    $     3.4       $      .2       $    3.2
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

     The unpaid severance costs at March 31, 1999 are expected to be paid by December 31, 2000.

     CLOSE FACILITIES

                                                  Balance at                      Balance at
                                                 December 31,         Cash         March 31,
                                                        1998       Reductions         1999
                                                  ----------       ----------    -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................   $      .2       $    --         $    .2
                                                   ---------       ---------       -------
                                                          .2            --              .2
                                                   ---------       ---------       -------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

   Restructuring accruals:
     Employee severance pay and fringes.........         1.3              .1            1.2
     Other exit activity costs,
       primarily lease termination costs........          .6              .1             .5
                                                   ---------       ---------       --------
                                                         1.9              .2            1.7
                                                   ---------       ---------       --------
       Totals included in restructuring.........         2.1              .2            1.9
                                                   ---------       ---------       --------

Totals ........................................    $     2.1       $      .2       $    1.9
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

     During the three months ended March 31, 1999, of those employees expected to be terminated, 1 employee left the Company and 17 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at March 31, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at March 31, 1999, principally relates to leases with fixed terms running through 2001.

     EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                     Balance at
                                                 December 31,         Cash        March 31,
                                                        1998       Reductions        1999
                                                  ----------       ----------    -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........   $     3.4       $     1.6       $    1.8
                                                   ---------       ---------       --------

Totals ........................................    $     3.4       $     1.6       $    1.8
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

         During the three months ended March 31, 1999, of those employees expected to be terminated, 1 employee left the Company and 7 employees remain to be terminated. The 7 remaining employees are expected to be terminated during 1999. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods.

6.   OTHER CHARGES

     During the first three months of 1998, the Company recorded other charges totaling $12,931 which consisted of (i) $7,128 of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (ii) $3,578 of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2,225 of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative expenses.

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

8. BASIC AND DILUTED EARNINGS PER COMMON SHARE

     Basic earnings per share is computed using the weighted average number of shares of outstanding common stock. Diluted earnings per share for the three months ended March 31, 1999 is based only on the weighted average number of common shares outstanding during the three months ended March 31, 1999 because there were no dilutive common share equivalents. Stock options to purchase 923,670 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of common share equivalents because the option exercise price was greater than the average market price of Coleman's common stock during the three months ended March 31, 1999. Diluted earnings per share for the three months ended March 31, 1998 is based only on the weighted average number of common shares outstanding during the three months ended March 31, 1998 as the inclusion of 633,571 common share equivalents would have been antidilutive.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


10.  SEGMENT INFORMATION

     For detailed information regarding the Company's reportable segments, see Note 19 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

INFORMATION ABOUT SEGMENT REVENUES, PROFITS AND ASSETS

                                             Outdoor                                             All
                                           Recreation    Powermate   Eastpak   International    Other      Total
                                           ----------    ---------  ---------  -------------    -----      -----
Three Months Ended March 31, 1999:
   Revenues from external customers....    $  95,146    $  64,518   $   3,083     $ 116,497   $  1,446   $ 280,690
   Intersegment revenues................      24,782        5,664      11,035            64       --        41,545
   Segment profit (loss)................       8,233        9,324      (3,095)        9,317     (1,605)     22,174
   Segment assets.......................     239,405      138,071      88,061       382,450      5,395     853,382

Three Months Ended March 31, 1998:
   Revenues from external customers.....      75,062       51,154       3,457        90,287     24,539     244,499
   Intersegment revenues................      20,635          295      10,000            80       --        31,010
   Segment profit (loss)................       1,963        3,269      (3,310)        6,494      2,230      10,646
   Segment assets.......................     275,428      133,654      96,702       342,209     15,706     863,699

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                    ---------------------------
                                                                                         1999          1998
                                                                                    ------------  -------------
REVENUES:
     Total revenues for reportable segments.....................................    $    320,789  $     250,970
     Other revenues.............................................................           1,446         24,539
     Elimination of intersegment revenues.......................................         (41,545)       (31,010)
                                                                                    ------------  -------------
       Total consolidated revenues..............................................    $    280,690  $     244,499
                                                                                    ------------  -------------
                                                                                    ------------  -------------

PROFIT OR LOSS:
     Total segment profit.......................................................    $     22,174  $      10,646
     Unallocated items:
       Corporate expenses.......................................................          (1,215)       (16,064)
       Corporate restructuring charges..........................................            --             (715)
       Interest expense, net....................................................          (7,575)        (9,044)
       Amortization of goodwill and deferred charges............................          (2,564)        (2,934)
       Gain on sale of business.................................................            --           26,137
       Other income (expense), net..............................................             531         (1,861)
                                                                                    ------------  -------------
         Earnings before income taxes, minority interest
             and extraordinary item.............................................    $     11,351  $       6,165
                                                                                    ------------  -------------
                                                                                    ------------  -------------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


11.  SUBSEQUENT EVENT

     On July 12, 1999, Coleman Worldwide acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31,061. These shares, together with the shares of Coleman common stock owned by Coleman Worldwide, enable Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. Coleman created these shares of preferred stock and Coleman Worldwide acquired them in order to enable Coleman and Sunbeam to file consolidated federal income tax returns and, in certain jurisdictions, consolidated state income tax returns prior to the consummation of the Coleman Merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. Except for as required by law, the holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35, the issue price of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation occurs or certain transactions are consummated as described below. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of Sunbeam with Coleman, including the Coleman Merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. On liquidations: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share of common stock and (3) any assets remaining after such distributions would be shared by the holders of the voting preferred stock and the Coleman common stock on a share for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with Sunbeam pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of Sunbeam. The terms of the voting preferred stock, their issue price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's sole independent director. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Amended Intercompany Note.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related footnotes included elsewhere in this quarterly report on Form 10-Q/A, as well as the consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

RESULTS OF OPERATIONS

RESTRUCTURING CHARGES

     The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the three months ended March 31, 1999 and 1998, the Company increased its existing reserves by $0.1 million and $0.7 million, respectively, as a result of these reviews.

     The following tables (dollars in millions) provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     INTEGRATION OF CAMPING GAZ AND COLEMAN

                                                  Balance at                                        Balance at
                                                 December 31,        Cash         Non-Cash          March 31,
                                                     1998         Reductions     Reductions            1999
                                                -------------     ----------     ----------       ------------
Charges included in cost of sales:
   Write-down of inventory...................      $      .4       $   --          $  --              $   .4
                                                   ---------       --------        -------            ------
     Total included in cost of sales.........             .4           --             --                  .4
                                                   ---------       --------        -------            ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use............................            7.5           --                .7              6.8
     Other assets............................             .2           --             --                  .2
                                                   ---------       --------        --------           ------
                                                         7.7           --                .7              7.0
                                                   ---------       --------        --------           ------
   Restructuring accruals:
     Employee severance pay and fringes......             .1           --             --                  .1
     Other exit activity costs, including
       sales agent termination costs and
       claims brought by terminated
       employees.............................             .7              .2             .1               .4
                                                   ---------       ---------       --------           ------
                                                          .8              .2             .1               .5
                                                   ---------       ---------       --------           ------
       Totals included in restructuring......            8.5              .2             .8              7.5
                                                   ---------       ---------       --------           ------

Totals ......................................      $     8.9       $      .2       $     .8           $  7.9
                                                   ---------       ---------       --------           ------
                                                   ---------       ---------       --------           ------

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     The reserve remaining at March 31, 1999, principally relates to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

     EXIT LOW-MARGIN PRODUCT LINES

                                                  Balance at         Charges                        Balance at
                                                 December 31,          to            Cash            March 31,
                                                     1998            Income       Reductions            1999
                                               ----------------    ----------     ----------       -----------
Charges included in cost of sales:
   Write-down of inventory...................      $      .4       $      .1       $     .4           $   .1
                                                   ---------       ---------       --------           ------
     Total included in cost of sales.........             .4              .1             .4               .1
                                                   ---------       ---------       --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use............................             .1           --             --                  .1
                                                   ---------       --------        -------            ------
                                                          .1           --             --                  .1
                                                   ---------       --------        -------            ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs.................             .6           --                .1               .5
                                                   ---------       --------        --------           ------
                                                          .6           --                .1               .5
                                                   ---------       --------        --------           ------
       Totals included in restructuring......             .7           --                .1               .6
                                                   ---------       --------        --------           ------

Totals ......................................      $     1.1       $     .1        $     .5           $   .7
                                                   ---------       --------        --------           ------
                                                   ---------       --------        --------           ------

     The remaining reserves at March 31, 1999, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

     CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at                      Balance at
                                                 December 31,         Cash         March 31,
                                                        1998       Reductions         1999
                                                  ----------       ----------    -----------
Restructuring accruals:
   Employee severance pay and fringes...........   $     3.4       $      .2       $    3.2
                                                   ---------       ---------       --------

Totals ........................................    $     3.4       $      .2       $    3.2
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

     The unpaid severance costs at March 31, 1999 are expected to be paid by December 31, 2000.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     CLOSE FACILITIES

                                                  Balance at                     Balance at
                                                 December 31,         Cash        March 31,
                                                     1998          Reductions        1999
                                                  ----------       ----------    -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................   $      .2       $    --         $     .2
                                                   ---------       ---------       --------
                                                          .2            --               .2
                                                   ---------       ---------       --------
   Restructuring accruals:
     Employee severance pay and fringes.........         1.3              .1            1.2
     Other exit activity costs,
       primarily lease termination costs........          .6              .1             .5
                                                   ---------       ---------       --------
                                                         1.9              .2            1.7
                                                   ---------       ---------       --------
       Totals included in restructuring.........         2.1              .2            1.9
                                                   ---------       ---------       --------

Totals ........................................    $     2.1       $      .2       $    1.9
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

     During the three months ended March 31, 1999, of those employees expected to be terminated, 1 employee left the Company and 17 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at March 31, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at March 31, 1999, principally relates to leases with fixed terms running through 2001.

     EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                     Balance at
                                                 December 31,         Cash        March 31,
                                                     1998          Reductions        1999
                                                  ----------       ----------    -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........   $     3.4       $     1.6       $    1.8
                                                   ---------       ---------       --------

Totals ........................................    $     3.4       $     1.6       $    1.8
                                                   ---------       ---------       --------
                                                   ---------       ---------       --------

     During the three months ended March 31, 1999, of those employees expected to be terminated, 1 employee left the Company and 7 employees remain to be terminated. The 7 remaining employees are expected to be terminated during 1999. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods.

OTHER CHARGES

     During the first quarter of 1998, the Company recorded other charges totaling $12.9 million which consisted of (i) $7.1 million of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (ii) $3.6 million of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2.2 million of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative ("SG&A") expenses.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net revenues of $280.7 million for the three months ended March 31, 1999 were $36.2 million, or 14.8%, greater than for the three months ended March 31, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $33.6 million, or 19.1%, and occurred in nearly all product categories, primarily reflecting strong retail replenishment demand. The Company experienced unusually weak retail replenishment demand in the first quarter of 1998. The hardware products revenues increase of $2.6 million includes the impact of the loss of revenues from the Company's safety and security business in 1999 due to the sale of this business in March 1998. Excluding the revenues of this business, the hardware products revenues reflected an increase of $18.9 million, or 36.2%, over comparable 1998 revenues reflecting an increase in generator revenues attributable to increased awareness of power shortages arising from poor weather conditions and other events partially offset by a decline in compressor revenues. Geographically, United States revenues increased $15.5 million, or 10.4%, and foreign revenues increased $20.7 million, or 21.6%. The United States revenues for the 1998 period includes revenues from the Company's safety and security business and spa business, both of which were sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $36.8 million or 28.9%.

     Gross profit for the three months ended March 31, 1999 was $82.3 million as compared to $68.7 million for the three months ended March 31, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit.

     SG&A expenses, excluding the impact of $12.9 million of other charges in 1998 as described above, were $61.4 million or 21.9% of net revenues in 1999 compared to $61.2 million or 25.0% of net revenues in 1998. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's safety and security business and spa business, both of which were sold during 1998, and whose total SG&A expenses during the first quarter of 1998 were $5.4 million. SG&A expenses as a percent of net revenues decreased to 21.9% in 1999 from 25.0% in 1998 as revenues grew faster than SG&A expenses.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

     On April 15, 1999, Coleman, Sunbeam and, as to certain agreements, the lenders under the Sunbeam Credit Facility, amended and restated the Intercompany Note (the "Amended Intercompany Note"), entered into intercompany security and pledge agreements, and entered into an amendment to the Sunbeam Credit Facility and certain other agreements (collectively, the "Agreements"). The Amended Intercompany Note is due April 15, 2000. The Amended Intercompany Note bears interest at an annual rate equal to (i) 4% if the three month LIBOR quoted on the Telerate system is less than 6%, or (ii) 5% if the three month LIBOR quoted on the Telerate system is 6% or higher, subject to increases during an event of default, and interest will be payable by adding the amount of such interest to the principal balance of the Amended Intercompany Note. In addition, the Amended Intercompany Note provides that an event of default under the Sunbeam Credit Facility will constitute an event of default under the Amended Intercompany Note and in certain circumstances the payment on the Amended Intercompany Note will be subordinate to Coleman's obligations under the Sunbeam Credit Facility. Pursuant to the Agreements, Coleman has pledged to Sunbeam substantially all of its domestic assets, other than its real property, including 66% of its ownership interest in its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of its ownership interest in its other direct domestic subsidiaries (but Coleman's subsidiaries have not pledged their assets or stock of their subsidiaries), as security for the Amended Intercompany Note. Sunbeam has pledged the Amended Intercompany Note as security for the Sunbeam Credit Facility and assigned to such lenders the security pledged by Coleman for the Amended Intercompany Note. Under the Agreements, Coleman also agreed to give the lenders a direct pledge of the assets securing the Amended Intercompany Note to secure the obligations under the Sunbeam Credit Facility, subject to a cap equal to the balance due from time to time on the Amended Intercompany Note.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

     The Sunbeam Credit Facility provides for a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing March 30, 2005. In addition, pursuant to the Sunbeam Credit Facility, at March 31, 1999, Sunbeam had approximately $1,260.0 million outstanding debt consisting of two tranches of term loans with scheduled repayments through maturity on March 31, 2005 and September 30, 2006. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. As of June 30, 1998, Sunbeam entered into an agreement with its bank lenders which waived Sunbeam's compliance through December 31, 1998. On October 19, 1998, Sunbeam's bank lenders agreed to extend this waiver through April 10, 1999. In April 1999, the waiver was extended to April 10, 2000, and the Sunbeam Credit Facility was amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. At the end of March 1999, approximately $230.0 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam.

     Borrowings under the Sunbeam Credit Facility are secured by a pledge of the stock of Sunbeam's material subsidiaries and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries (other than Coleman and its subsidiaries, except as otherwise described herein), including the Amended Intercompany Note. Sunbeam has pledged its shares of Coleman common stock and its shares of Sunbeam Canada common stock owned by it as security under the Sunbeam Credit Facility. In addition, borrowings under the Sunbeam Credit Facility are guaranteed by a number of Sunbeam's wholly-owned material United States subsidiaries (but not Coleman) and such subsidiary guarantees are secured as described above. Coleman has pledged its inventory (but not that of its subsidiaries) and the proceeds from the sale of such inventory as collateral for letters of credit issued for its account under the Sunbeam Credit Facility.

     The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. Sunbeam is also required to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to refinance the Sunbeam Credit Facility or obtain another waiver or amendment of certain financial covenants and other terms by the time its existing waiver expires on April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 14 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

     In April 1999, the New York Stock Exchange ("NYSE") advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12.0 million at September 30, 1998 and average annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the Coleman Merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. On August 5, 1999, the NYSE advised Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it could adversely affect the market price of Coleman's common stock and Coleman's ability to sell its capital stock to third parties. However, Sunbeam's bank credit facility currently restricts Coleman from taking such actions.

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

     On July 12, 1999, Coleman Worldwide acquired 30,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31.1 million. These shares, together with the shares of Coleman common stock owned by Coleman Worldwide, enable Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. Coleman created these shares of preferred stock and Coleman Worldwide acquired them in order to enable Coleman and Sunbeam to file consolidated federal income tax returns and, in certain jurisdictions, consolidated state income tax returns prior to the consummation of the Coleman Merger. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with Sunbeam pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of Sunbeam. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Amended Intercompany Note.

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

     Coleman uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. Coleman does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures. See also Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                                                                  Expected Maturity Date
                                  Balance   -----------------------------------------------------------
                                    at                                                   There-             Fair
                                  3/31/99    1999    2000     2001      2002     2003    After   Total      Value
                                  -------   ------   -----    -----     ----     ----   -------  ------     -----
                                                                (US$ Equivalent in Millions)
Long-Term Debt:
  Fixed Rate....................  $   0.6     $  0.1   $ 0.2    $ 0.1    $ 0.1    $  0.1  $   --   $  0.6     $ 0.6
  Average Interest Rate.........      2.91%
Interest Rate Derivatives:
  Interest Rate Swaps:
     Variable to Fixed (US$)..    $  25.0     $  --    $  --    $ --     $ --     $ 25.0  $   --   $ 25.0     $(0.6)
     Average Pay Rate.........        6.12%
     Average Receive Rate.....        5.08%

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                                                 Balance
                                                                    at           Fair
                                                                3/31/99 (1)      Value
                                                                -----------      -----
                                                              (US$ Equivalent in Millions)
Foreign Currency Short-Term Debt:
    Variable Rate Credit Lines (Europe, Japan and Asia)...      $   48.4       $  48.4
    Weighted Average Interest Rate........................           2.8%
Forward Exchange Agreements:
    (Receive US$/Pay DM)
        Contract Amount...................................      $    9.0       $   9.9
        Average Contractual Exchange Rate.................          1.62
    (Receive US$/Pay JPY)
        Contract Amount...................................      $    9.0       $   9.2
        Average Contractual Exchange Rate.................        114.73
    (Receive US$/Pay GBP)
        Contract Amount...................................      $    3.5       $   3.6
        Average Contractual Exchange Rate.................           .60
Purchased Put Option Agreements:
    (Receive US$/Pay DM)
        Contract Amount...................................      $   15.8       $   0.4
        Average Strike Price..............................          1.80
    (Receive US$/Pay JPY)
        Contract Amount...................................      $   12.4       $   0.3
        Average Strike Price..............................         125.0
    (Receive US$/Pay GBP)
        Contract Amount...................................      $    1.4       $   0.0
        Average Strike Price..............................           .62
    (Receive US$/Pay CAD)
        Contract Amount...................................      $   15.0       $   0.1
        Average Strike Price..............................          1.54

--------------------

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

     The Company's corrective work to achieve Year 2000 compliance has included the following: (i) installation of Year 2000 compliant JD Edwards software which has recently been completed in one location and is scheduled to be completed in another location in September of 1999; (ii) the installation of Year 2000 compliant JBA software in one location which is scheduled to be completed by June 1999; and (iii) remediation of software codes for existing programs in another location which is scheduled to be completed by July of 1999. The Company has identified one of these locations as possessing significant Year 2000 issues. Coleman's failure to complete a timely conversion of this location to a Year 2000 compliant system could have a material impact on the Company's operations. Management believes, although there are significant systems that are being or will be modified or replaced, Coleman's information systems environment will be made Year 2000 compliant prior to January 1, 2000.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q/A may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "estimates", "projects", "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.                     Description
              -----------                     -----------
                 4.1            Intercompany Pledge and Security Agreement,
                                dated as of April 15, 1999, between The Coleman
                                Company, Inc. and Sunbeam Corporation
                                (incorporated by reference to Exhibit 4.1
                                to The Coleman Company, Inc. Form 10-Q for the
                                period ended March 31, 1999).

                 4.2            Intercompany Security Agreement dated as of
                                April 15, 1999, between The Coleman Company,
                                Inc. and Sunbeam Corporation (incorporated by reference to Exhibit 4.2 to The Coleman Company,
                                Inc. Form 10-Q for the period ended March 31,
                                1999).

                 27             Financial Data Schedule, submitted
                                electronically to the Securities and Exchange
                                Commission for information only and only and not filed.

                 -------------------

         (b)  Report on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE COLEMAN COMPANY, INC.

Date:    November 4, 1999              By: /s/ Gwen C. Wisler
     -------------------------             ------------------------------------
                                           Gwen C. Wisler
                                           Executive Vice President and
                                              Chief Financial Officer