Form 10-Q/A
period 1999-06-30
COLEMAN CO INC
filed 1999-11-08
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 1999
                                 -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number:               1-988
                                     -------

                           THE COLEMAN COMPANY, INC.
                          ---------------------------
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

                            Exhibit Index on Page 33

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

                           PART I.  FINANCIAL INFORMATION                      PAGE
Item 1.  Financial Statements:

            Condensed Consolidated Statements of Operations
               Three months ended June 30, 1999 and 1998 and
               Six months ended June 30, 1999 and 1998.....................       3

            Condensed Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998.........................       4

            Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 1999 and 1998.....................       5

            Notes to Condensed Consolidated Financial Statements...........       6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................      18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........      30


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................      33

Item 6.  Exhibits and Reports on Form 8-K..................................      33

         Signatures  ......................................................      34


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months                   Six Months
                                                                 Ended June 30,                Ended June 30,
                                                           -------------------------    ---------------------------
                                                               1999          1998           1999           1998
                                                           -----------   -----------    ------------   ------------
Net revenues............................................   $   400,925   $   326,407    $    681,615   $    570,906
Cost of sales...........................................       270,228       231,637         468,599        407,414
                                                           -----------   -----------    ------------   ------------
Gross profit............................................       130,697        94,770         213,016        163,492
Selling, general and administrative expenses............        68,341        58,510         129,703        132,650
Restructuring (credits) charges.........................           (16)        9,570             (18)        10,285
Interest expense, net...................................         4,870         8,879          12,445         17,923
Amortization of goodwill and deferred charges...........         2,375         2,733           4,939          5,667
Loss (gain) on sale of business.........................          --           1,447            --          (24,690)
Other expense (income), net.............................           603          (317)             72          1,544
                                                           -----------   -----------    ------------   ------------
Earnings before income taxes,
   minority interest and extraordinary item.............        54,524        13,948          65,875         20,113
Income tax expense......................................        20,822         8,672          25,362         16,190
Minority interest.......................................           507           179             577            240
                                                           -----------   -----------    ------------   ------------
Earnings before extraordinary item......................        33,195         5,097          39,936          3,683
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit....................          --         (16,306)           --          (17,538)
                                                           -----------   -----------    ------------   ------------
Net earnings (loss).....................................   $    33,195   $   (11,209)   $     39,936   $    (13,855)
                                                           ===========   ===========    ============   ============
Basic and diluted earnings (loss) per share:
  Earnings before extraordinary item....................   $      0.59   $      0.09    $       0.72   $       0.07
  Extraordinary item....................................           --          (0.29)           --            (0.32)
                                                           -----------   -----------    ------------   ------------
    Net earnings (loss).................................   $      0.59   $     (0.20)   $       0.72   $      (0.25)
                                                           ===========   ===========    ============   ============
Weighted average common shares outstanding:
   Basic ...............................................        55,827        55,822          55,827         54,783
                                                           ===========   ===========    ============   ============
   Diluted .............................................        55,827        55,958          55,827         55,168
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

    Coleman, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, have entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and shares, if any, for which appraisal rights have been exercised) will be converted into the right to receive (i) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (ii) $6.44 in cash, without interest. In addition, unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to the Coleman public shareholders and plaintiffs' counsel warrants to purchase up to approximately 4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution adjustments. Any shareholder who does not exercise appraisal rights under Delaware law will receive the warrants. These warrants will be issued when the Coleman Merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance, however, that the court will approve the settlement as proposed, although such approval is not a condition to the consummation of the Coleman Merger.

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

3.  INVENTORIES

    The components of inventories consist of the following:

                                                               June 30,       December 31,
                                                                 1999             1998
                                                             ------------     ------------
      Raw material and supplies.........................     $     45,157     $     45,395
      Work-in-process...................................            8,399            6,539
      Finished goods....................................          187,272          178,192
                                                             ------------     ------------
                                                             $    240,828     $    230,126
                                                             ============     ============


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

    The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the Sunbeam Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and Year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) alter its fiscal year or accounting policies, (x) enter into hedging agreements, (xi) settle certain litigation, (xii) alter its cash management system and (xiii) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees, and change of ownership and control. The Sunbeam Credit Facility, as amended, also provides it is an event default if the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger is not declared effective by October 30, 1999, (effective as of October 25, 1999, the bank lenders agreed to extend this date to November 30, 1999), if Sunbeam fails to complete the Coleman Merger within 25 business days after the related registration statement is declared effective by the SEC, or if Sunbeam has to pay more than $87,500 (excluding expenses) in cash to complete the Coleman Merger (including any payments made with respect to appraisal rights). If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. The Sunbeam Credit Facility also requires Sunbeam to prepay term loans under the Sunbeam Credit Facility on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in Sunbeam's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding for the September measurement date, $52,500 reserved for the Coleman Merger), exceeds $115,000 and $125,000, respectively, but Sunbeam is not required to prepay more than $69,300 in the aggregate as a result of the provision.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.  RESTRUCTURING CHARGES (DOLLARS IN MILLIONS)

    The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. During the six months ended June 30, 1999 and 1998, the Company increased its existing reserves by $0.1 million and $1.1 million, respectively, as a result of these reviews. In addition, during the six months ended June 30, 1998, the Company recorded additional restructuring charges totaling $9.1 million which included, (i) $8.1 million of severance benefits related to approximately 76 employees whose employment with the Company was terminated following the acquisition of the Company by Sunbeam,
(ii) $1.1 million of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, and (iii) recognition of a net gain of $0.1 million related to the disposition of the Company's manufacturing facility in Cedar City, Utah.

    The following tables provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

    INTEGRATION OF CAMPING GAZ AND COLEMAN

                                                  Balance at                                       Balance at
                                                 December 31,      Cash           Non-Cash          June 30,
                                                    1998         Reductions       Reductions           1999
                                                 ------------    ----------       ----------       ----------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $   --           $  --              $   .4
                                                   ---------       --------         --------           ------
     Total included in cost of sales............          .4           --              --                  .4
                                                   ---------       --------         --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................         7.5           --                 .9              6.6
     Other assets...............................          .2           --              --                  .2
                                                   ---------       --------         --------           ------
                                                         7.7           --                 .9              6.8
                                                   ---------       --------         --------           ------
   Restructuring accruals:
     Employee severance pay and fringes.........          .1           --              --                  .1
     Other exit activity costs, including
       sales agent termination costs and
       claims brought by terminated
       employees................................          .7              .3              .1               .3
                                                   ---------       ---------        --------           ------
                                                          .8              .3              .1               .4
                                                   ---------       ---------        --------           ------
       Totals included in restructuring.........         8.5              .3             1.0              7.2
                                                   ---------       ---------        --------           ------

Totals ........................................    $     8.9       $      .3        $    1.0           $  7.6
                                                   =========       =========        ========           ======


    The reserves remaining at June 30, 1999 principally relate to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

    EXIT LOW-MARGIN PRODUCT LINES

                                                  Balance at       Charges                          Balance at
                                                 December 31,        to              Cash             June 30,
                                                     1998           Income         Reductions           1999
                                                 ------------     ----------       ----------       ----------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $      .1        $     .4           $   .1
                                                   ---------       ---------        --------           ------
     Total included in cost of sales............          .4              .1              .4               .1
                                                   ---------       ---------        --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................          .1           --              --                  .1
                                                   ---------       ---------        --------           ------
                                                          .1           --              --                  .1
                                                   ---------       ---------        --------           ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs....................          .6           --                 .1               .5
                                                   ---------       ---------        --------           ------
                                                          .6           --                 .1               .5
                                                   ---------       ---------        --------           ------
       Totals included in restructuring.........          .7           --                 .1               .6
                                                   ---------       ---------        --------           ------

Totals ........................................    $     1.1       $     .1         $     .5           $   .7
                                                   =========       =========        ========           ======


    The remaining reserves at June 30, 1999, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

    CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at       Charges                          Balance at
                                                 December 31,        to               Cash            June 30,
                                                     1998          Income          Reductions           1999
                                                 ------------     ----------       ----------       ----------
Restructuring accruals:
   Employee severance pay and fringes...........   $     3.4       $      .1        $     .4           $  3.1
                                                   ---------       ---------        --------           ------

Totals .........................................   $     3.4       $      .1        $     .4           $  3.1
                                                   =========       =========        ========           ======


    The unpaid severance costs at June 30, 1999 are expected to be paid by December 31, 2000.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

    CLOSE FACILITIES

                                                  Balance at      (Credits)                         Balance at
                                                 December 31,        to              Cash            June 30,
                                                     1998          Income          Reductions          1999
                                                 ------------     ----------       ----------       ----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................   $      .2       $    --          $  --             $    .2
                                                   ---------       ----------       --------           ------
                                                          .2            --             --                  .2
                                                   ---------       ----------       --------           ------
   Restructuring accruals:
     Employee severance pay and fringes.........         1.3              (.1)            .5               .7
     Other exit activity costs,
       primarily lease termination costs........          .6            --                .3               .3
                                                   ---------       ----------       --------           ------
                                                         1.9              (.1)            .8              1.0
                                                   ---------       ----------       --------           ------
       Totals included in restructuring.........         2.1              (.1)            .8              1.2
                                                   ---------       ----------       --------           ------

Totals .........................................   $     2.1       $      (.1)      $     .8          $   1.2
                                                   =========       ==========       ========          =======


    During the six months ended June 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 14 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at June 30, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at June 30, 1999, principally relates to leases with fixed terms running through 2001.

    EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                       Balance at
                                                  December 31,       Cash           June 30,
                                                     1998          Reductions         1999
                                                  -----------      ----------      ----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........   $     3.4       $     2.0        $    1.4
                                                   ---------       ---------        --------

Totals .........................................   $     3.4       $     2.0        $    1.4
                                                   =========       =========        ========


    During the six months ended June 30, 1999, of those employees expected to be terminated, 3 employees left the Company and 5 employees remain to be terminated. The 5 remaining employees are expected to be terminated during 1999. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods.

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

7.  COMPREHENSIVE INCOME

    The components of the Company's comprehensive income are as follows:

                                                                       Three Months            Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                ----------------------    -----------------------
                                                                   1999         1998         1999         1998
                                                                ---------    ---------    ----------    ---------
Net earnings (loss)...........................................  $  33,195    $ (11,209)   $   39,936    $ (13,855)
Foreign currency translation adjustment, net of tax...........     (2,338)      (1,385)      (14,487)      (3,803)
Minimum pension liability adjustment, net of tax..............       --           (169)         --           (337)
                                                                ---------    ---------    ----------    ---------
Comprehensive income (loss)...................................  $  30,857    $ (12,763)   $   25,449    $ (17,995)
                                                                =========    =========    ==========    =========


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

INFORMATION ABOUT SEGMENT REVENUES, PROFITS AND ASSETS

                                             Outdoor                                                       All
                                            Recreation     Powermate       Eastpak       International     Other         Total
                                            ----------     ---------      ---------      -------------    --------     ---------
Three Months Ended June 30, 1999:
   Revenues from external customers....     $  162,402     $  73,476      $  15,802       $   146,803     $  2,442     $ 400,925
   Intersegment revenues................        17,828         8,300         12,654               --           --         38,782
   Segment profit.......................        34,600        14,109             66            15,416          200        64,391

Three Months Ended June 30, 1998:
   Revenues from external customers.....       131,073        45,898         22,908           115,323       11,205       326,407
   Intersegment revenues................        31,866         1,270          9,184                32          --         42,352
   Segment profit.......................        11,712         2,777          1,990            13,684        1,597        31,760

Six Months Ended June 30, 1999:
   Revenues from external customers.....       257,548       137,994         18,885           263,300        3,888       681,615
   Intersegment revenues................        42,610        13,964         23,691                62          --         80,327
   Segment profit (loss)................        42,833        23,433         (3,029)           24,733       (1,405)       86,565

Six Months Ended June 30, 1998:
   Revenues from external customers.....       206,135        97,052         26,365           205,610       35,744       570,906
   Intersegment revenues................        52,501         1,565         19,184               112          --         73,362
   Segment profit (loss)................        13,675         6,046         (1,320)           20,178        3,827        42,406

Segment Assets:
   June 30, 1999........................       254,989       138,610        106,240           398,305        4,238       902,392
   June 30, 1998........................       268,059       132,367        118,465           361,276       18,179       898,346


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S
CONSOLIDATED TOTALS

                                                                      Three Months                  Six Months
                                                                      Ended June 30,               Ended June 30,
                                                                -------------------------     -------------------------
                                                                    1999          1998           1999            1998
                                                                -----------    ----------     -----------    ----------
REVENUES:
    Total revenues for reportable segments................      $  437,265     $  357,554     $  758,054     $  608,524
    Other revenues........................................           2,442         11,205          3,888         35,744
    Elimination of intersegment revenues..................         (38,782)       (42,352)       (80,327)       (73,362)
                                                                ----------     ----------     ----------     ----------
       Total consolidated revenues........................      $  400,925     $  326,407     $  681,615     $  570,906
                                                                ==========     ==========     ==========     ==========

PROFIT OR LOSS:
    Total segment profit..................................      $   64,391     $   31,760     $   86,565     $   42,406
    Unallocated items:
       Corporate expenses.................................          (2,019)        (2,145)        (3,234)       (18,209)
       Corporate restructuring charges....................             --          (2,925)           --          (3,640)
       Interest expense, net..............................          (4,870)        (8,879)       (12,445)       (17,923)
       Amortization of goodwill
          and deferred charges............................          (2,375)        (2,733)        (4,939)        (5,667)
       (Loss) gain on sale of business....................             --          (1,447)           --          24,690
       Other (expense) income, net........................            (603)           317            (72)        (1,544)
                                                                ----------     ----------     ----------     ----------
          Earnings before income taxes, minority
            interest and extraordinary item...............      $   54,524     $   13,948     $   65,875     $   20,113
                                                                ==========     ==========     ==========     ==========


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

    INTEGRATION OF CAMPING GAZ AND COLEMAN

                                                  Balance at                                         Balance at
                                                  December 31,        Cash          Non-Cash          June 30,
                                                      1998         Reductions      Reductions            1999
                                                  -----------      ----------      ----------       ------------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $   --           $  --              $   .4
                                                   ---------       --------         -------            ------
     Total included in cost of sales............          .4           --              --                  .4
                                                   ---------       --------         -------            ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................         7.5           --                 .9              6.6
     Other assets...............................          .2           --              --                  .2
                                                   ---------       --------         -------            ------
                                                         7.7           --                 .9              6.8
                                                   ---------       --------         --------           ------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

   Restructuring accruals:
     Employee severance pay and fringes.........          .1           --              --                  .1
     Other exit activity costs, including
       sales agent termination costs and
       claims brought by terminated
       employees................................          .7              .3              .1               .3
                                                   ---------       ---------        --------           ------
                                                          .8              .3              .1               .4
                                                   ---------       ---------        --------           ------
       Totals included in restructuring.........         8.5              .3             1.0              7.2
                                                   ---------       ---------        --------           ------

Totals ........................................    $     8.9       $      .3        $    1.0           $  7.6
                                                   =========       =========        ========           ======


    The reserves remaining at June 30, 1999 principally relate to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances. The remaining reserves for inventory and other assets relate to residual activity to be completed by the end of 1999.

    EXIT LOW-MARGIN PRODUCT LINES

                                                  Balance at         Charges                        Balance at
                                                  December 31,          to            Cash           June 30,
                                                     1998            Income        Reductions           1999
                                                  -----------      ----------      ----------       -----------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $      .1        $     .4           $   .1
                                                   ---------       ---------        --------           ------
     Total included in cost of sales............          .4              .1              .4               .1
                                                   ---------       ---------        --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................          .1           --              --                  .1
                                                   ---------       ---------        --------           ------
                                                          .1           --              --                  .1
                                                   ---------       ---------        --------           ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs....................          .6           --                .1                .5
                                                   ---------       ---------        --------           ------
                                                          .6           --                .1                .5
                                                   ---------       ---------        --------           ------
       Totals included in restructuring.........          .7           --                .1                .6
                                                   ---------       ---------        --------           ------

Totals ........................................    $     1.1       $     .1         $    .5            $   .7
                                                   =========       =========        ========           ======


    The remaining reserves at June 30, 1999, relate to anticipated losses on final disposal of the remaining inventory and fixed assets and the projected remaining pressure washer buyback costs. The Company estimates the remaining activity will be completed by the end of 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

    CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at         Charges                        Balance at
                                                  December 31,          to            Cash           June 30,
                                                     1998            Income        Reductions          1999
                                                  -----------      ----------      ----------       ----------
Restructuring accruals:
   Employee severance pay and fringes...........   $     3.4       $      .1        $     .4           $  3.1
                                                   ---------       ---------        --------           ------

Totals ........................................    $     3.4       $      .1        $     .4           $  3.1
                                                   =========       =========        ========           ======


    The unpaid severance costs at June 30, 1999 are expected to be paid by December 31, 2000.

    CLOSE FACILITIES

                                                  Balance at        (Credits)                       Balance at
                                                  December 31,         to             Cash           June 30,
                                                     1998            Income        Reductions           1999
                                                  -----------      ----------      ----------       ----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................   $      .2       $    --          $  --              $   .2
                                                   ---------       ---------        --------           ------
                                                          .2            --             --                  .2
                                                   ---------       ---------        --------           ------
   Restructuring accruals:
     Employee severance pay and fringes.........         1.3             (.1)             .5               .7
     Other exit activity costs,
       primarily lease termination costs........          .6            --                .3               .3
                                                   ---------       ---------        --------           ------
                                                         1.9             (.1)             .8              1.0
                                                   ---------       ---------        --------           ------
       Totals included in restructuring.........         2.1             (.1)             .8              1.2
                                                   ---------       ---------        --------           ------

Totals ........................................    $     2.1       $     (.1)       $     .8           $  1.2
                                                   =========       =========        ========           ======


    During the six months ended June 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 14 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at June 30, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at June 30, 1999, principally relates to leases with fixed terms running through 2001.

    EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                       Balance at
                                                  December 31,       Cash           June 30,
                                                      1998         Reductions         1999
                                                  -----------      ----------      ----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........   $     3.4       $     2.0        $    1.4
                                                   ---------       ---------        --------

Totals ........................................    $     3.4       $     2.0        $    1.4
                                                   =========       =========        ========


    During the six months ended June 30, 1999, of those employees expected to be terminated, 3 employees left the Company and 5 employees remain to be terminated. The 5 remaining

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

employees are expected to be terminated during 1999. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

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

    Gross profit for the three months ended June 30, 1999 was $130.7 million as compared to $94.8 million for the three months ended June 30, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

volume in the 1999 period accounted for primarily all of the increase in gross profit. Although the Company has experienced improved gross margins in 1999, the Company continues to rationalize its international production capabilities. The Company is evaluating the elimination of at least one international manufacturing facility and expects to complete that evaluation by December 31, 1999.

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

    Interest expense was $4.9 million for the three months ended June 30, 1999 compared with $8.9 million in the 1998 period, a decrease of $4.0 million. Approximately 35% of this decrease is attributable to lower borrowings with the balance of the decrease primarily attributable to a reduction in the interest rate on amounts borrowed from Sunbeam.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net revenues of $681.6 million for the six months ended June 30, 1999 were $110.7 million, or 19.4%, greater than for the six months ended June 30, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $61.8 million. Revenues for the 1999 period include $19.2 million of revenues from sales of Sunbeam grills and other Sunbeam appliances which Coleman began selling primarily in Europe and Canada in late 1998 and early 1999, respectively. In addition, revenues for the 1998 period include $13.5 million of revenues from sales of the Company's spa related products, a business which was sold during 1998. Adjusting revenues for the 1999 period to exclude the Sunbeam product revenues and adjusting the 1998 period to exclude the spa related product revenues results in comparable outdoor recreation products 1999 period revenues increasing $56.1 million, or 12.8%, over 1998 period revenues. This increase occurred in nearly all product categories, primarily reflecting strong retail replenishment demand and what the Company believes is heightened consumer sensitivity to emergency preparedness, including Year 2000 considerations. The Company experienced unusually weak retail replenishment demand in the first half of 1998. The hardware products revenues increase of $48.9 million includes $13.1 million of revenues from sales of Sunbeam's First Alert products which Coleman began selling internationally, primarily in Europe, in late 1998. In addition, revenues

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

for the 1998 period include $16.3 million of revenues from the Company's safety and security business which was sold in March 1998. Excluding the revenues from these First Alert products and the safety and security business products, the hardware products revenues reflected an increase of $52.1 million, or 51.0%, over comparable 1998 revenues primarily reflecting an increase in generator sales attributable to what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including power shortages arising from poor weather conditions and Year 2000 considerations. Geographically, United States revenues increased $62.4 million, or 17.6%, and foreign revenues increased $48.3 million, or 22.4%, over the 1998 period revenues. The United States revenues for the 1998 period includes revenues from the Company's safety and security business and spa business, both of which were sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $92.2 million or 28.3%, over the 1998 period revenues. Excluding the Sunbeam product revenues from the foreign revenues in the 1999 period, foreign revenues in 1999 reflected an increase of $16.0 million, or 7.4%, over the 1998 period revenues.

    Gross profit for the six months ended June 30, 1999 was $213.0 million as compared to $163.5 million for the six months ended June 30, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit.

    SG&A expenses, excluding the impact of $13.4 million of other charges in the six months ended June 30, 1998 as described above, were $129.7 million for the six months ended June 30, 1999 compared to $119.3 million in the 1998 period. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's safety and security business and spa business, both of which were sold during 1998, and whose total SG&A expenses during the 1998 period were $6.9 million. SG&A expenses as a percent of net revenues decreased to 19.0% in 1999 from 20.9% in 1998 as revenues grew faster than SG&A expenses.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities used $21.3 million and $79.3 million of cash during the six months ended June 30, 1999 and 1998, respectively. The Company's higher working capital needs during the 1999 period were largely offset by higher operating profits. Receivables and inventories increased $125.5 million and $17.8 million, respectively, in the six months ended June 30, 1999 as compared to $85.6 million and $9.7 million, respectively, in the six months ended June 30, 1998. The overall increase in receivables and inventories in 1999 as compared to 1998 is largely due to a higher level of business activity in 1999. The Company's capital expenditures were $12.1 million and $13.6 million in the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999, primarily reflects borrowings under the Intercompany Note to fund the Company's operating activities and capital expenditures. During the six months ended June 30, 1998, the $45.5 million of proceeds from stock option exercises along with $453.9 million of borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.2 million were used to, among other things,
(i) repay the $116.0 million outstanding indebtedness under the Company's then existing credit agreement (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

    The Sunbeam Credit Facility provides for aggregate borrowings of up to $1,700.0 million pursuant to (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing on March 30, 2005, of which $52.5 million may only be used to complete the Coleman Merger if the Coleman Merger does not occur prior to August 31, 1999, (ii) up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman Merger, and (iii) a $500.0 million term loan maturing on September 30, 2006, of which $5.0 million has already been repaid through June 30, 1999. At June 30, 1999, Sunbeam had $1,410.0 million of outstanding debt under the Sunbeam Credit Facility and approximately $218.3 million available for borrowing. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. At the end of June 1999, approximately $233.5 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam. In addition, at the same time, Sunbeam's cash balance available for debt repayment was approximately $15.2 million.

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

    The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. The Sunbeam Credit Facility requires that the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger be declared effective by October 30, 1999, (effective as of October 25, 1999, the bank lenders agreed to extend this date to November 30, 1999), and that the Coleman Merger be consummated no more than 25 business days after such registration statement is declared effective. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 14 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                                                                EXPECTED MATURITY DATE
                                  Balance    -----------------------------------------------------------
                                    at                                                    There-            Fair
                                 6/30/99     1999    2000     2001      2002      2003    After   Total    Value
                                 --------    ----    -----    -----     ----      ----   -------  ------   -----
                                                                (US$ Equivalent in Millions)
Long-Term Debt:
  Fixed Rate..................  $   0.6     $  0.1   $ 0.2    $ 0.2    $ 0.1     $--     $ --     $  0.6   $  0.6
  Average Interest Rate.......     4.60%
Interest Rate Derivatives:
  Interest Rate Swaps:
    Variable to Fixed (US$)...  $  25.0     $ --     $--      $--      $--       $ 25.0  $ --     $ 25.0   $ (0.1)
    Average Pay Rate..........     6.12%
    Average Receive Rate......     5.00%


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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                                                                  Balance
                                                                    at                Fair
                                                                6/30/99 (1)           Value
                                                                -----------         ---------
                                                                 (US$ Equivalent in Millions)
Foreign Currency Short-Term Debt:
 Variable Rate Credit Lines (Europe, Japan and Asia).......       $   48.0          $  48.0
 Weighted Average Interest Rate............................            2.7%

Forward Exchange Agreements:
 (Receive US$/Pay DM)
   Contract Amount.........................................       $    6.0          $   6.8
   Average Contractual Exchange Rate.......................           1.62
 (Receive US$/Pay JPY)
   Contract Amount.........................................       $    6.0          $   6.2
   Average Contractual Exchange Rate.......................         114.17
 (Receive US$/Pay GBP)
   Contract Amount.........................................       $    2.0          $   2.1
   Average Contractual Exchange Rate.......................            .60
 (Receive US$/Pay CAD)
   Contract Amount.........................................       $    3.4          $   3.4
   Average Contractual Exchange Rate.......................           1.46

Purchased Put Option Agreements:
 (Receive US$/Pay DM)
   Contract Amount.........................................       $   10.9          $   0.5
   Average Strike Price....................................           1.80
 (Receive US$/Pay JPY)
   Contract Amount.........................................       $   11.6          $   0.1
   Average Strike Price....................................         125.00
 (Receive US$/Pay GBP)
   Contract Amount.........................................       $    0.7          $   0.0
   Average Strike Price....................................            .62
 (Receive US$/Pay CAD)
   Contract Amount.........................................       $   30.2          $   0.1
   Average Strike Price....................................           1.53


-------------------

(1) None of the instruments listed in the table have maturity dates beyond 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.                     Description
              -----------                     -----------
                 3.1       Certificate of Designation, Preferences and Rights of
                           Series A Participating Preferred Stock of The Coleman
                           Company, Inc., dated as of July 9, 1999 (incorporated
                           by reference to Exhibit 3.1 to The Coleman Company,
                           Inc. Quarterly Report on Form 10-Q for the quarter
                           ended June 30, 1990).

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

                 10.2 Tax Sharing Agreement, dated as of July 12, 1999 by and among Sunbeam Corporation and The Coleman
                           Company, Inc (incorporated by reference to Exhibit
                           10.2 to The Coleman Company, Inc. Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1990).

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


                                       THE COLEMAN COMPANY, INC.


Date: November 4, 1999                 By: /s/ Gwen C. Wisler
     ---------------------                 ----------------------------
                                           Gwen C. Wisler
                                           Executive Vice President and
                                           Chief Financial Officer