Form 10-Q
period 1999-09-30
COLEMAN CO INC
filed 1999-11-19
CIK 21627

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
For the quarterly period ended SEPTEMBER 30, 1999
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the transition period from                           to

Commission File Number:                1-988
                                       -----

                            THE COLEMAN COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         13-3639257
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


2111 E. 37TH STREET NORTH, WICHITA, KANSAS                       67219
------------------------------------------               -------------------
 (Address of principal executive offices)                     (Zip Code)


                                  316-832-2700
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.        __X__  Yes  _____ No

The number of shares outstanding of the registrant's par value $.01 common stock was 55,827,490 shares as of November 17, 1999 of which 44,067,520 shares were held by Coleman Worldwide Corporation, an indirect wholly-owned subsidiary of Sunbeam Corporation.

                            Exhibit Index on Page 33

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES


                                      INDEX

                          PART I.  FINANCIAL INFORMATION                                                     Page
                                                                                                             ----
Item 1.         Financial Statements:

                   Condensed Consolidated Statements of Operations
                      Three months ended September 30, 1999 and 1998 and
                      Nine months ended September 30, 1999 and 1998....................................       3

                   Condensed Consolidated Balance Sheets
                      September 30, 1999 and December 31, 1998.........................................       4

                   Condensed Consolidated Statements of Cash Flows
                      Nine months ended September 30, 1999 and 1998....................................       5

                   Notes to Condensed Consolidated Financial Statements................................       6

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...........................................................      18

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.............................      30



                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings......................................................................      33

Item 6.         Exhibits and Reports on Form 8-K.......................................................      33

                Signatures  ...........................................................................      34

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months                  Nine Months
                                                              Ended September 30,           Ended September 30,
                                                           -------------------------   ----------------------------
                                                              1999          1998           1999            1998
                                                           -----------   -----------   -------------   ------------
Net revenues............................................   $   335,901   $   245,324   $   1,017,516   $    816,230
Cost of sales...........................................       223,100       179,818         691,699        587,232
                                                           -----------   -----------   -------------   ------------
Gross profit............................................       112,801        65,506         325,817        228,998
Selling, general and administrative expenses............        72,002        59,508         201,705        192,158
Restructuring (credits) charges.........................          (147)        6,582            (165)        16,867
Interest expense, net...................................         3,961         8,480          16,406         26,403
Amortization of goodwill and deferred charges...........         2,250         2,646           7,189          8,313
Gain on sale of business................................          --            (408)           --          (25,098)
Other (income) expense, net.............................        (2,793)       (1,511)         (2,721)            33
                                                           -----------   -----------   -------------   ------------
Earnings (loss) before income taxes,
   minority interest and extraordinary item.............        37,528        (9,791)        103,403         10,322
Income tax expense (benefit)............................        14,448        (2,875)         39,810         13,315
Minority interest.......................................           827            92           1,404            332
                                                           -----------   -----------   -------------   ------------
Earnings (loss) before extraordinary item...............        22,253        (7,008)         62,189         (3,325)
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit....................          --            --              --          (17,538)
                                                           -----------   -----------   -------------   ------------
Net earnings (loss).....................................        22,253        (7,008)         62,189        (20,863)
Participating preferred stock dividends and
   allocated earnings...................................        (1,466)         --            (1,466)            --
                                                           -----------   -----------   -------------   ------------
Net earnings (loss) available for common
   shareholders.........................................   $    20,787   $    (7,008)  $      60,723   $    (20,863)
                                                           ===========   ===========   =============   ============
Basic and diluted earnings (loss) per share:
  Earnings before extraordinary item....................   $      0.37   $     (0.13)  $        1.09   $     (0.06)
  Extraordinary item....................................           --            --              --          (0.32)
                                                           -----------   -----------   -------------   -----------
    Net earnings (loss).................................   $      0.37   $     (0.13)  $        1.09   $     (0.38)
                                                           ===========   ===========   =============   ===========
Weighted average common shares outstanding:
   Basic and diluted ...................................        55,827        55,827          55,827         55,135
                                                           ===========   ===========   =============   ============

            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                    September 30,     December 31,
                                                                                        1999              1998
                                                                                  ----------------    ------------
             ASSETS
Current assets:
   Cash and cash equivalents............................................          $         20,305    $     23,413
   Accounts and notes receivable, less allowance
     of $9,083 in 1999 and $8,894 in 1998...............................                   249,530         162,108
   Inventories..........................................................                   242,346         230,126
   Deferred tax assets..................................................                    28,221          26,926
   Prepaid expenses and other current assets............................                    15,693          19,627
                                                                                  ----------------    ------------
     Total current assets...............................................                   556,095         462,200
Property, plant and equipment, less accumulated depreciation
   of $136,220 in 1999 and $122,868 in 1998.............................                   141,278         145,823
Goodwill, net...........................................................                   267,656         282,015
Deferred tax assets and other assets....................................                    32,505          43,219
                                                                                  ----------------    ------------
                                                                                  $        997,534    $    933,257
                                                                                  ================    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable...........................................          $        152,954    $    146,064
   Debt payable to affiliate............................................                   303,193            --
   Other current liabilities............................................                   126,782         101,224
                                                                                  ----------------    ------------
     Total current liabilities..........................................                   582,929         247,288
Debt payable to affiliate...............................................                      --           365,063
Long-term debt..........................................................                       389             362
Other liabilities.......................................................                    84,746          75,231
Minority interest.......................................................                     9,358           6,698
Contingencies...........................................................
Stockholders' equity:
   Preferred stock......................................................                        30            --
   Common stock.........................................................                       558             558
   Additional paid-in capital...........................................                   254,276         221,730
   Retained earnings....................................................                    84,166          21,977
   Accumulated other comprehensive loss.................................                   (18,918)         (5,650)
                                                                                  ----------------    ------------
     Total stockholders' equity.........................................                   320,112         238,615
                                                                                  ----------------    ------------
                                                                                  $        997,534    $    933,257
                                                                                  ================    ============


            See Notes to Condensed Consolidated Financial Statements

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months
                                                                                          Ended September 30,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................     $      62,189    $    (20,863)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
     Depreciation and amortization..............................................            24,404          26,766
     Deferred income taxes......................................................            23,743         (17,247)
     Non-cash restructuring and other charges...................................              --             5,713
     Minority interest..........................................................             1,404             332
     Gain on sale of business...................................................              --           (25,098)
     Extraordinary loss on early extinguishment of debt........................               --            29,012
     Changes in assets and liabilities, net of effects from sale of business:
          Receivables...........................................................           (89,600)        (13,015)
          Inventories...........................................................           (16,369)         16,115
          Accounts payable......................................................            19,702         (18,519)
          Prepaid expenses and other current assets and liabilities.............            32,455          24,125
          Other, net............................................................               (75)          3,600
                                                                                     -------------    ------------
Net cash provided by operating activities.......................................            57,853          10,921
                                                                                     -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................           (19,554)        (16,648)
Net proceeds from sale of business and fixed assets.............................             1,337          98,817
Other, net......................................................................              (703)           (618)
                                                                                     -------------    ------------
Net cash (used) provided by investing activities................................           (18,920)         81,551
                                                                                     -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit agreement borrowings...........................              --           (52,578)
Net change in short-term borrowings.............................................            (8,475)        (12,165)
Repayment of long-term debt, including redemption costs.........................              (166)       (447,250)
Net (decrease) increase in borrowings from affiliate............................           (61,870)        381,042
Proceeds from preferred stock issuance..........................................            31,061            --
Proceeds from stock options exercised including tax benefits....................              --            45,546
                                                                                     -------------    ------------
Net cash used by financing activities...........................................           (39,450)        (85,405)
                                                                                     -------------    ------------
Effect of exchange rate changes on cash.........................................            (2,591)              7
                                                                                     -------------    ------------
Net (decrease) increase in cash and cash equivalents............................            (3,108)          7,074
Cash and cash equivalents at beginning of the period............................            23,413          13,031
                                                                                     -------------    ------------
Cash and cash equivalents at end of the period..................................     $      20,305    $     20,105
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

         Coleman is a subsidiary of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is an indirect wholly-owned subsidiary of Laser Acquisition Corp. ("Laser"), an indirect wholly-owned subsidiary of Sunbeam Corporation ("Sunbeam"). On March 30, 1998, through its wholly-owned subsidiary Laser, Sunbeam acquired Coleman Worldwide (the "Sunbeam Acquisition"), then a wholly-owned subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), pursuant to a merger agreement with a wholly-owned subsidiary of M&F. Coleman Worldwide owns 44,067,520 shares of the common stock of Coleman (approximately 79% of the outstanding Coleman common stock as of September 30, 1999) and also owns 3,000,000 shares of voting preferred stock of Coleman (100% of the outstanding preferred stock of Coleman as of September 30, 1999). The shares of preferred stock, together with the Coleman common stock owned by Coleman Worldwide, enable Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of November 17, 1999.

         Coleman, Sunbeam and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, have also entered into an Agreement and Plan of Merger (the "Coleman Merger Agreement"), providing that among other things, CAC will be merged with and into Coleman, with Coleman continuing as the surviving corporation (the "Coleman Merger"). Pursuant to the Coleman Merger Agreement, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Coleman Merger (other than shares held indirectly by Sunbeam and shares, if any, for which appraisal rights have been exercised) will be converted into the right to receive (i) 0.5677 of a share of Sunbeam common stock, with cash paid in lieu of fractional shares, and (ii) $6.44 in cash, without interest. In addition, unexercised stock options at the time of the Coleman Merger will be cashed out by Sunbeam at a price per share equal to the difference between $27.50 per share and the exercise price of such options. In October 1998, Coleman and Sunbeam entered into a memorandum of understanding to settle, subject to court approval, certain class actions brought by minority shareholders of Coleman against Coleman, Sunbeam and certain of their current and former officers and directors challenging the proposed Coleman Merger. The court approved the settlement on November 12, 1999. Under the terms of the settlement, Sunbeam will issue to the Coleman minority shareholders and plaintiffs' counsel in this action warrants to purchase up to approximately
4.98 million shares of Sunbeam common stock at $7.00 per share, subject to certain anti-dilution adjustments. Any shareholder who does not exercise appraisal rights under Delaware law will receive the warrants. These warrants will be issued when the Coleman Merger is consummated, which is now expected to occur in the fourth quarter of 1999 or early in the first quarter of 2000.

         The consummation of the Coleman Merger is conditional upon a registration statement under the Securities Act of 1933 (the "Securities Act") to register the shares of Sunbeam common stock to be issued in the Coleman Merger (the "Registration Statement") becoming effective in accordance

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

with the provisions of the Securities Act. Sunbeam has filed the Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed in the fourth quarter of 1999 or early in the first quarter of 2000. Upon consummation of the Coleman Merger, Coleman will become an indirect wholly-owned subsidiary of Sunbeam and Coleman will cease to be a separate reporting company. However, in the event Coleman's separate consolidated financial statements are included in a Securities and Exchange Commission filing for periods subsequent to the consummation of the Coleman Merger, those separate consolidated financial statements would reflect the allocation of the purchase price paid by Sunbeam, for all of Coleman's common stock, to the fair value (determined by independent appraisals) of Coleman's tangible and intangible assets acquired and liabilities assumed under the purchase method of accounting.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Coleman include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows. The balance sheet at December 31, 1998 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for future periods including the year ended December 31, 1999.

3.       INVENTORIES

         The components of inventories consist of the following:

                                                                      September 30,       December 31,
                                                                          1999                1998
                                                                     ---------------     ---------------
              Raw material and supplies.........................     $        45,438     $        45,395
              Work-in-process...................................               8,763               6,539
              Finished goods....................................             188,145             178,192
                                                                     ---------------     ---------------
                                                                     $       242,346     $       230,126
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

         As of September 30, 1999 the amount borrowed by the Company under the Intercompany Note amounted to $303,193 and the applicable interest rate was 4%. The weighted average interest rate charged by Sunbeam for amounts borrowed under the Old Intercompany Note and the Intercompany Note during the nine months ended September 30, 1999 was 5.3% and the total interest charged by Sunbeam to Coleman was $15,276. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $319. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit issued for its account.

         The Sunbeam Credit Facility provides for aggregate borrowings of up to $1,700,000 pursuant

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

to (i) a revolving credit facility in an aggregate principal amount of up to $400,000 (subject to certain reductions) maturing on March 30, 2005, of which $52,500 may only be used to complete the Coleman Merger, (ii) up to $800,000 in term loans maturing on March 30, 2005, of which $35,000 may only be used to complete the Coleman Merger, and (iii) a $500,000 term loan maturing on September 30, 2006, of which $5,000 has already been repaid through September 30, 1999. At September 30, 1999, Sunbeam had $1,467,000 of outstanding debt under the Sunbeam Credit Facility and approximately $165,000 available for borrowing. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. Interest accrues at a rate selected at Sunbeam's option of:
(i) LIBOR plus an interest rate margin which varies depending upon the occurrence of certain specified events or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus one-half of 1%), plus an interest rate margin which varies depending upon the occurrence of certain specified events.

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

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the Sunbeam Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and Year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) alter its fiscal year or accounting policies, (x) enter into hedging agreements, (xi) settle certain litigation, (xii) alter its cash management system and (xiii) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The Sunbeam Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees, and change of ownership and control. The Sunbeam Credit Facility, as amended, also provides it is an event default if the registration statement for the shares of Sunbeam common stock to be issued in the Coleman Merger is not declared effective by January 10, 2000, if Sunbeam fails to complete the Coleman Merger within 25 business days after the related registration statement is declared effective by the SEC, or if Sunbeam has to pay more than $87,500 (excluding expenses) in cash to complete the Coleman Merger (including any payments made with respect to appraisal rights). If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. The Sunbeam Credit Facility also requires Sunbeam to prepay term loans under the Sunbeam Credit Facility on December 31, 1999 to the extent that cash on hand in Sunbeam's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceeds $125,000 but Sunbeam is not required to prepay more than $69,300 in the aggregate as a result of the provision.

5.RESTRUCTURING CHARGES ( DOLLARS IN MILLIONS )

         The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. The Company decreased its restructuring reserves by $0.1 during the nine months ended September 30, 1999 and increased its restructuring reserves by $6.7 during the nine months ended September 30, 1998 as a result of these reviews. In addition, during the nine months ended September 30, 1998, the Company recorded additional restructuring charges totaling $10.4 which included, (i) $9.0 of severance benefits related to approximately 104 employees whose employment with the Company was terminated following the acquisition of the Company by Sunbeam, (ii) $1.1 of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998, (iii) recognition of a net gain of $0.1 related to the disposition of the Company's manufacturing facility in Cedar City, Utah, and (iv) $0.4 of exit costs related to closing an operation in Europe.

         The following tables provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities, see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         INTEGRATION OF CAMPING GAZ AND COLEMAN

                                             Balance at      (Credits)                                 Balance at
                                            December 31,        to          Cash         Non-Cash     September 30,
                                                 1998         Income     Reductions     Reductions         1999
                                           ---------------   --------    ----------     ----------    ------------
Charges included in cost of sales:
   Write-down of inventory................     $    .4         $ --       $   --         $     .4        $  --
                                               -------         ------     --------       --------        -------
       Total included in cost of sales....          .4           --           --               .4           --
                                               -------         ------     --------       --------        -------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use.........................         7.5           --           --               .7            6.8
     Other assets.........................          .2           --           --               .2           --
                                               -------         ------     --------       --------        -------
       ...................................         7.7           --           --               .9            6.8
                                               -------         ------     --------       --------        -------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

   Restructuring accruals:
     Employee severance pay and
        fringes...........................          .1           --           --             --               .1
     Other exit activity costs, primarily
       sales agent termination costs
       and claims brought by
       terminated employees...............          .7           (.2)           .1             .3             .1
                                               -------         -----      --------       --------        -------
                                                    .8           (.2)           .1             .3             .2
                                               -------         -----      --------       --------        -------
       Totals included in restructuring...         8.5           (.2)           .1            1.2            7.0
                                               -------         -----      --------       --------        -------

Totals ..................................      $   8.9         $ (.2)     $     .1       $    1.6        $   7.0
                                               =======         =====      ========       ========        =======

         The reserves remaining at September 30, 1999 principally relate to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances.

         EXIT LOW-MARGIN PRODUCT LINES

                                                                     Charges
                                                  Balance at        (Credits)                        Balance at
                                                 December 31,          to           Non-Cash        September 30,
                                                     1998            Income        Reductions            1999
                                               ----------------    ----------      ----------       -----------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $     .1         $     .5           $ --
                                                   ---------       --------         --------           ------
     Total included in cost of sales............          .4             .1               .5             --
                                                   ---------       --------         --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................          .1            (.1)           --                --
                                                   ---------       --------         -------            ------
                                                          .1            (.1)           --                --
                                                   ---------       --------         -------            ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs....................          .6           --                 .6             --
                                                   ---------       --------         --------           ------
                                                          .6           --                 .6             --
                                                   ---------       --------         --------           ------
       Totals included in restructuring.........          .7            (.1)              .6             --
                                                   ---------       --------         --------           ------

Totals ........................................    $     1.1       $     --         $    1.1           $   --
                                                   =========       ========         ========           ======

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at         Charges                         Balance at
                                                 December 31,          to             Cash          September 30,
                                                     1998            Income        Reductions            1999
                                               ----------------    ----------      ----------       -----------
Restructuring accruals:
   Employee severance pay and fringes...........   $     3.4       $      .2        $     .5           $  3.1
                                                   ---------       ---------        --------           ------

Totals ........................................    $     3.4       $      .2        $     .5           $  3.1
                                                   =========       =========        ========           ======

         The unpaid severance costs at September 30, 1999 principally relate to claims brought by employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by the terminated employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances.

         CLOSE FACILITIES

                                                  Balance at        (Credits)                        Balance at
                                                 December 31,          to             Cash          September 30,
                                                     1998            Income        Reductions            1999
                                               ----------------    ----------      ----------       -----------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................   $      .2       $    --          $  --              $   .2
                                                   ---------       ---------        -------            ------
                                                          .2            --             --                  .2
                                                   ---------       ---------        -------            ------
   Restructuring accruals:
     Employee severance pay and fringes.........         1.3              (.1)            .7               .5
     Other exit activity costs,
       primarily lease termination costs........          .6            --                .4               .2
                                                   ---------       ---------        --------           ------
                                                         1.9              (.1)           1.1               .7
                                                   ---------       ----------       --------           ------
       Totals included in restructuring.........         2.1              (.1)           1.1               .9
                                                   ---------       ----------       --------           ------

Totals ........................................    $     2.1       $      (.1)      $    1.1           $   .9
                                                   =========       ==========       ========           ======

         During the nine months ended September 30, 1999, of those employees expected to be terminated, 13 employees left the Company and 5 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at September 30, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at September 30, 1999, principally relates to leases with fixed terms running through 2001.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

         EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                       Balance at
                                                 December 31,         Cash        September 30,
                                                        1998       Reductions          1999
                                                  ----------       ----------     -----------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........   $     3.4       $       2.4      $    1.0
                                                   ---------       -----------      --------

Totals ........................................    $     3.4       $       2.4      $    1.0
                                                   =========       ===========      ========

         During the nine months ended September 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 4 employees remain to be terminated. The 4 remaining employees are expected to be terminated by March 31, 2000. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

6.       OTHER CHARGES

         During the first nine months of 1998, the Company recorded other charges totaling $13,357 ($12,931 in the first quarter of 1998 and $426 in the second quarter of 1998) which consisted of (i) $7,242 of costs associated with the acquisition of the Company by Sunbeam including advisory fees, (ii) $3,890 of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2,225 of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative expenses.

7.      COMPREHENSIVE INCOME

         The components of the Company's comprehensive income (loss) are as follows:

                                                                    Three Months                Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              ------------------------    -------------------------
                                                                  1999         1998          1999          1998
                                                              ------------   ---------    -----------  ------------
Net earnings (loss)........................................   $     22,253   $  (7,008)   $    62,189  $    (20,863)
Foreign currency translation adjustment, net of tax........          1,219      10,154        (13,268)        6,351
Minimum pension liability adjustment, net of tax...........           --          (168)          --            (505)
                                                              ------------   ---------    -----------  ------------
Comprehensive income (loss)................................   $     23,472   $   2,978    $    48,921  $    (15,017)
                                                              ============   =========    ===========  ============

8.       PREFERRED STOCK

         On July 12, 1999, Coleman Worldwide acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31,061. These shares, together with the shares of Coleman common stock owned by Coleman Worldwide, enable

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of November 17, 1999. Coleman created these shares of preferred stock and Coleman Worldwide acquired them in order to enable Coleman and Sunbeam to file consolidated federal income tax returns and, in certain jurisdictions, consolidated state income tax returns prior to the consummation of the Coleman Merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. Except for as required by law, the holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35 per share, the issue price of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation occurs or certain transactions are consummated as described below. At September 30, 1999, the accrued and unpaid dividends amounted to $483. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of Sunbeam with Coleman, including the Coleman Merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. Upon liquidation of the
Company: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35 per share, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share, and (3) any assets remaining after such distributions would be shared by the holders of the voting preferred stock and the Coleman common stock on a share for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with Sunbeam pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of Sunbeam. The terms of the voting preferred stock, their issue price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's sole independent director. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note.

9.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing net earnings (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The numerator in calculating both basic and diluted earnings per share is earnings (loss) less participating preferred stock dividends of $483 and participating preferred stock allocated earnings of $983 for both the three month and nine month periods ended September 30, 1999. The participating preferred stock allocated earnings amount is computed by using the "two class" method as described in Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning per

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

Share" due to the fact that the participating preferred stock is not convertible into a class of common stock. Diluted earnings per share for the three month and nine month periods ended September 30, 1999 is based only on the weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 1999 because there were no dilutive common share equivalents. Stock options to purchase 923,670 shares of common stock were outstanding at September 30, 1999 but were not included in the computation of common share equivalents because the option exercise price was greater than the average market price of Coleman's common stock during each of the respective periods. Diluted earnings per share for the three month period ended September 30, 1998 is based only on the weighted average number of common shares outstanding during the three month period ended September 30, 1998 because there were no dilutive common share equivalents. Diluted earnings per share for the nine month period ended September 30, 1998 is based only on the weighted average number of common shares outstanding during the nine month period ended September 30, 1998 as the inclusion of 769,601 common share equivalents would have been antidilutive.

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". The provisions of SFAS No. 133 will now be effective for the Company's fiscal year beginning January 1, 2001. Earlier application of the provisions of SFAS No. 133 is encouraged; however, the Company has not determined if it will apply the provisions of SFAS No. 133 prior to January 1, 2001, nor has the Company estimated the impact of applying the provisions of SFAS No. 133 on the Company's statement of financial position or on the statement of operations.

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

INFORMATION ABOUT SEGMENT REVENUES, PROFITS AND ASSETS

                                            Outdoor                                              All
                                          Recreation   Powermate     Eastpak    International    Other      Total
                                          ----------  ----------   ----------   ------------   --------   ---------
Three Months Ended September 30, 1999:
   Revenues from external customers....   $  113,308  $    80,747  $   16,492   $    121,423   $  3,931   $ 335,901
   Intersegment revenues................      10,278       15,333      14,978            101       --        40,690
   Segment profit (loss)................      18,834       13,221      (2,165)        13,431      1,122      44,443

Three Months Ended September 30, 1998:
   Revenues from external customers.....      76,528       55,703      14,554         87,713     10,826     245,324
   Intersegment revenues................      15,920        1,839       7,572             12       --        25,343
   Segment profit (loss)................         676        2,024      (1,829)         2,996       (169)      3,698

Nine Months Ended September 30, 1999:
   Revenues from external customers.....     370,856      218,741      35,377        384,723      7,819   1,017,516
   Intersegment revenues................      52,888       29,297      38,669            163       --       121,017
   Segment profit (loss)................      61,667       36,654      (5,194)        38,164       (283)    131,008

Nine Months Ended September 30, 1998:
   Revenues from external customers.....     282,663      152,755      40,919        293,323     46,570     816,230
   Intersegment revenues................      68,421        3,404      26,756            124       --        98,705
   Segment profit (loss)................      14,351        8,070      (3,149)        23,174      3,658      46,104

Segment Assets:
   September 30, 1999...................     236,318      149,288     100,417        371,484      4,641     862,148
   September 30, 1998...................     229,593      139,679      98,960        335,058     17,046     820,336

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED TOTALS

                                                                   Three Months                Nine Months
                                                                Ended September 30,         Ended September 30,
                                                            -------------------------  ----------------------------
                                                                1999          1998          1999           1998
                                                            ------------  -----------  --------------  ------------
REVENUES:
    Total revenues for reportable segments................  $    372,660  $   259,841  $    1,130,714  $    868,365
    Other revenues........................................         3,931       10,826           7,819        46,570
    Elimination of intersegment revenues..................       (40,690)     (25,343)       (121,017)      (98,705)
                                                            ------------  -----------  --------------  ------------
       Total consolidated revenues........................  $    335,901  $   245,324  $    1,017,516  $    816,230
                                                            ============  ===========  ==============  ============

PROFIT OR LOSS:
    Total segment profit..................................  $     44,443  $     3,698  $      131,008  $     46,104
    Unallocated items:
       Corporate expenses.................................        (3,497)      (4,341)         (6,731)      (22,550)
       Corporate restructuring credit (charge)............          --             59            --          (3,581)
       Interest expense, net..............................        (3,961)      (8,480)        (16,406)      (26,403)
       Amortization of goodwill
          and deferred charges............................        (2,250)      (2,646)         (7,189)       (8,313)
       Gain on sale of business...........................          --            408            --          25,098
       Other income (expense), net........................         2,793        1,511           2,721           (33)
                                                            ------------  -----------  --------------  ------------
          Earnings before income taxes, minority
            interest and extraordinary item...............  $     37,528  $    (9,791) $      103,403  $     10,322
                                                            ============  ===========  ==============  ============

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

RESULTS OF OPERATIONS

RESTRUCTURING CHARGES

         The Company reviews the adequacy of its restructuring reserves and adjusts the reserves as the various activities are completed or additional information becomes available which allows the Company to refine its estimates. The Company decreased the restructuring reserves by $0.1 million during the nine months ended September 30, 1999 and increased the restructuring reserves by $6.7 million during the nine months ended September 30, 1999 as a result of these reviews. In addition, during the nine months ended September 30, 1998, the Company recorded additional restructuring charges totaling $10.4 million which included, (i) $9.0 million of severance benefits related to approximately 104 employees whose employment with the Company was terminated following the Sunbeam Acquisition, (ii) $1.1 million of severance benefits for approximately 110 employees at the Company's manufacturing facility in Cedar City, Utah which was closed during June 1998,
(iii) recognition of a net gain of $0.1 million related to the disposition of the Company's manufacturing facility in Cedar City, Utah, and (iv) $0.4 million of exit costs related to closing an operation in Europe.

         The following tables (dollars in millions) provide an analysis of the changes in the Company's restructuring reserves since December 31, 1998. For a detailed description of the Company's restructuring activities see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

         INTEGRATION OF CAMPING GAZ AND COLEMAN

                                             Balance at      (Credits)                                 Balance at
                                            December 31,        to          Cash         Non-Cash     September 30,
                                                 1998         Income     Reductions     Reductions         1999
                                            ------------     --------    ----------     ----------    ------------
Charges included in cost of sales:
   Write-down of inventory................     $    .4         $ --       $   --         $     .4        $  --
                                               -------         ------     --------       --------        -------
       Total included in cost of sales....          .4           --           --               .4           --
                                               -------         ------     --------       --------        -------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use.........................         7.5           --           --               .7            6.8
     Other assets.........................          .2           --           --               .2           --
       ...................................     -------         ------     --------       --------        -------
                                                   7.7           --           --               .9            6.8
                                               -------         ------     --------       --------        -------


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

   Restructuring accruals:
     Employee severance pay and
        fringes...........................          .1           --           --             --               .1
     Other exit activity costs, primarily
       sales agent termination costs
       and claims brought by
       terminated employees...............          .7           (.2)           .1             .3             .1
                                               -------         -----      --------       --------        -------
                                                    .8           (.2)           .1             .3             .2
                                               -------         -----      --------       --------        -------
       Totals included in restructuring...         8.5           (.2)           .1            1.2            7.0
                                               -------         -----      --------       --------        -------
Totals ...................................     $   8.9         $ (.2)     $     .1       $    1.6        $   7.0
                                               =======         =====      ========       ========        =======


         The reserves remaining at September 30, 1999 principally relate to the write down of a vacated warehouse and an accrual for claims brought by foreign employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by foreign employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances.

         EXIT LOW-MARGIN PRODUCT LINES

                                                                   Charges
                                                  Balance at      (Credits)                          Balance at
                                                 December 31,        to             Non-Cash        September 30,
                                                     1998          Income          Reductions           1999
                                                 ------------     --------         ----------       -------------
Charges included in cost of sales:
   Write-down of inventory......................   $      .4       $     .1         $     .5           $ --
                                                   ---------       --------         --------           ------
     Total included in cost of sales............          .4             .1               .5             --
                                                   ---------       --------         --------           ------

Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................          .1            (.1)           --                --
                                                   ---------       --------         -------            ------
                                                          .1            (.1)           --                --
                                                   ---------       --------         -------            ------
   Restructuring accruals:
     Other exit activity costs, primarily
       product buyback costs....................          .6           --                 .6             --
                                                   ---------       --------         --------           ------
                                                          .6           --                 .6             --
                                                   ---------       --------         --------           ------
       Totals included in restructuring.........          .7            (.1)              .6             --
                                                   ---------       --------         --------           ------
Totals .........................................   $     1.1       $     --         $    1.1           $ --
                                                   =========       ========         ========           ======

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         CLOSE AND RELOCATE CERTAIN ADMINISTRATIVE AND SALES OFFICES

                                                  Balance at       Charges                         Balance at
                                                 December 31,        to             Cash          September 30,
                                                     1998          Income        Reductions            1999
                                                 ------------     --------       ----------       ------------
Restructuring accruals:
   Employee severance pay and fringes..........     $   3.4        $  .2          $  .5              $  3.1
                                                    -------        -----          -----              ------

Totals ........................................     $   3.4        $  .2          $  .5              $  3.1
                                                    =======        =====          =====              ======

         The unpaid severance costs at September 30, 1999 principally relate to claims brought by employees terminated as part of the restructuring plan. The timing of the resolution of the claims brought by the terminated employees will vary depending upon local practices. The Company continues to assess the propriety of the carrying value of the related balances and make adjustments to the recorded amounts as appropriate given current facts and circumstances.

         CLOSE FACILITIES

                                                  Balance at      (Credits)                        Balance at
                                                 December 31,        to             Cash          September 30,
                                                     1998          Income        Reductions            1999
                                                 ------------     ---------      ----------       ------------
Charges included in restructuring:
   Write-downs:
     Fixed assets held for disposal,
       not in use...............................    $    .2        $  --          $  --              $   .2
                                                    -------        -----          -----              ------
                                                         .2          --              --                  .2
                                                    -------        -----          -----              ------
   Restructuring accruals:
     Employee severance pay and fringes.........        1.3          (.1)            .7                  .5
     Other exit activity costs,
       primarily lease termination costs........         .6           --             .4                  .2
                                                    -------        -----          -----              ------
                                                        1.9          (.1)           1.1                  .7
                                                    -------        -----          -----              ------
       Totals included in restructuring.........        2.1          (.1)           1.1                  .9
                                                    -------        -----          -----              ------

Totals .........................................    $   2.1        $ (.1)         $ 1.1              $   .9
                                                    =======        =====          =====              ======

         During the nine months ended September 30, 1999, of those employees expected to be terminated, 13 employees left the Company and 5 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 in accordance with the long-term severance arrangements. The fixed assets held for disposal at September 30, 1999, will be disposed of during 1999. The remaining reserve balance for other exit activity costs at September 30, 1999, principally relates to leases with fixed terms running through 2001.

         EMPLOYEE TERMINATION AND SEVERANCE

                                                  Balance at                         Balance at
                                                 December 31,         Cash          September 30,
                                                     1998           Reductions          1999
                                                 ------------       ----------      ------------
Charges included in restructuring:
   Restructuring accruals:
     Employee severance pay and fringes.........    $   3.4          $   2.4         $  1.0
                                                    -------          -------         ------

Totals .........................................    $   3.4          $   2.4         $  1.0
                                                    =======          =======         ======


                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         During the nine months ended September 30, 1999, of those employees expected to be terminated, 4 employees left the Company and 4 employees remain to be terminated. The 4 remaining employees are expected to be terminated by March 31, 2000. Remaining termination costs are expected to be paid by December 31, 2000, and no additional charges are anticipated in future periods related to this issue.

OTHER CHARGES

         During the first nine months of 1998, the Company recorded other charges totaling $13.4 million ($12.9 million in the first quarter and $0.5 million in the second quarter) which consisted of (i) $7.3 million of costs associated with the Sunbeam Acquisition, (ii) $3.9 million of charges associated with abandoning a company-wide enterprise resource computer software system, and (iii) $2.2 million of costs associated with terminating a licensing services agreement with an affiliate of Coleman (Parent) Holdings, Inc., the then indirect parent company of Coleman Worldwide. These costs were recorded in selling, general and administrative ("SG&A") expenses.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenues of $335.9 million for the three months ended September 30, 1999 were $90.6 million, or 36.9%, greater than for the three months ended September 30, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $52.8 million. Revenues for the 1999 period include $12.1 million of revenues from sales of Sunbeam grills and other Sunbeam appliances which Coleman began selling primarily in Europe and Canada in late 1998 and early 1999, respectively. In addition, revenues for the 1998 period include $8.5 million of revenues from sales of the Company's spa related products, a business which was sold during 1998. Adjusting revenues for the 1999 period to exclude the Sunbeam product revenues and adjusting the 1998 period to exclude the spa related product revenues results in comparable outdoor recreation 1999 period products revenues increasing $49.2 million, or 28.2%, over 1998 period revenues. This increase occurred in nearly all product categories, primarily reflecting strong retail replenishment demand and what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including Year 2000 considerations. The hardware products revenues increase of $37.8 million includes $6.7 million of revenues from sales of Sunbeam's First Alert products which Coleman began selling internationally, primarily in Europe, in late 1998. Excluding the revenues from these First Alert products, the hardware products revenues reflected an increase of $31.1 million, or 49.9%, over comparable 1998 revenues primarily reflecting an increase in generator sales attributable to what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including power shortages arising from poor weather conditions and Year 2000 considerations. Geographically, United States revenues increased $59.6 million, or 38.5%, and foreign revenues increased $31.0 million, or 34.3%, over the 1998 period revenues. The United States revenues for the 1998 period include revenues from the Company's spa business which was sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $68.1 million, or 46.6%, over the 1998 period revenues. Excluding the Sunbeam product revenues from the foreign revenues in the 1999 period, foreign revenues in 1999 reflected an increase of $12.2 million, or 13.5%, over the 1998 period revenues.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         Gross profit for the three months ended September 30, 1999 was $112.8 million as compared to $65.5 million for the three months ended September 30, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit. Although the Company has experienced improved gross margins in 1999, the Company continues to rationalize its international production capabilities. The Company is evaluating the elimination of at least one international manufacturing facility and expects to complete that evaluation by December 31, 1999.

         SG&A expenses were $72.0 million for the three months ended September 30, 1999 compared to $59.5 million for the 1998 period. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's spa business which was sold during 1998 and whose total SG&A expenses during the third quarter of 1998 were $1.3 million. SG&A expenses as a percent of net revenues decreased to 21.4% in 1999 from 24.2% in 1998 as revenues grew faster than SG&A expenses.

         Interest expense was $4.0 million for the three months ended September 30, 1999 compared with $8.5 million in the 1998 period, a decrease of $4.5 million. Approximately 34% of this decrease is attributable to lower borrowings with the balance of the decrease primarily attributable to a reduction in the interest rate on amounts borrowed from Sunbeam as a result of the amendment to the intercompany note between Sunbeam and Coleman (See "--Liquidity and Capital Resources").

         Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

         The Company recorded a provision for income tax expense of $14.4 million or 38.5% of pre-tax earnings in 1999 compared to a provision for income tax benefit of $2.9 million or 29.4% of pretax earnings in 1998. The 1998 income tax benefit was negatively impacted by nondeductible items.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenues of $1,017.5 million for the nine months ended September 30, 1999 were $201.3 million, or 24.7%, greater than for the nine months ended September 30, 1998. The outdoor recreation products revenues, reflecting both United States and foreign non-hardware products, increased $114.6 million. Revenues for the 1999 period include $31.3 million of revenues from sales of Sunbeam grills and other Sunbeam appliances which Coleman began selling primarily in Europe and Canada in late 1998 and early 1999, respectively. In addition, revenues for the 1998 period include $22.0 million of revenues from sales of the Company's spa related products, a business which was sold during 1998. Adjusting revenues for the 1999 period to exclude the Sunbeam product revenues and adjusting the 1998 period to exclude the spa related product revenues results in comparable outdoor recreation products 1999 period revenues increasing $105.3 million, or 17.2%, over 1998 period revenues. This increase occurred in nearly all product categories, primarily reflecting strong retail replenishment demand and what the Company believes is heightened consumer sensitivity to emergency preparedness, including Year 2000 considerations. The Company experienced unusually weak retail replenishment demand in the first half of 1998. The hardware products revenues increase of $86.7 million includes $19.8 million of revenues from sales of

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

Sunbeam's First Alert products which Coleman began selling internationally, primarily in Europe, in late 1998. In addition, revenues for the 1998 period include $16.3 million of revenues from the Company's safety and security business which was sold in March 1998. Excluding the revenues from these First Alert products and the safety and security business products, the hardware products revenues reflected an increase of $83.2 million, or 50.6%, over comparable 1998 revenues primarily reflecting an increase in generator sales attributable to what the Company believes is heightened consumer sensitivity to the need for emergency preparedness, including power shortages arising from poor weather conditions and Year 2000 considerations. Geographically, United States revenues increased $122.0 million, or 23.9%, and foreign revenues increased $79.3 million, or 25.9%, over the 1998 period revenues. The United States revenues for the 1998 period includes revenues from the Company's safety and security business and spa business, both of which were sold during 1998. Excluding these revenues from the 1998 period, United States revenues in 1999 reflected an increase of $160.3 million or 34.0%, over the 1998 period revenues. Excluding the Sunbeam product revenues from the foreign revenues in the 1999 period, foreign revenues in 1999 reflected an increase of $28.2 million, or 9.2%, over the 1998 period revenues.

         Gross profit for the nine months ended September 30, 1999 was $325.8 million as compared to $229.0 million for the nine months ended September 30, 1998. Higher sales volume and favorable manufacturing efficiencies resulting from higher production levels associated with the higher sales volume in the 1999 period accounted for primarily all of the increase in gross profit.

         SG&A expenses, excluding the impact of $13.4 million of other charges in the nine months ended September 30, 1998 as described above, were $201.7 million for the nine months ended September 30, 1999 compared to $178.8 million in the 1998 period. The overall dollar increase in SG&A expenses is primarily due to increased selling costs associated with the increase in 1999 sales partially offset by the reduction in SG&A expenses associated with the Company's safety and security business and spa business, both of which were sold during 1998, and whose total SG&A expenses during the 1998 period were $8.2 million. SG&A expenses as a percent of net revenues decreased to 19.8% in 1999 from 21.9% in 1998 as revenues grew faster than SG&A expenses.

         Interest expense was $16.4 million for the nine months ended September 30, 1999 compared with $26.4 million in the 1998 period, a decrease of $10.0 million. Approximately 48% of this decrease is attributable to lower borrowings with the balance of the decrease primarily attributable to a reduction in the interest rate on amounts borrowed from Sunbeam as a result of the amendment to the intercompany note between Sunbeam and Coleman (See "--Liquidity and Capital Resources").

         Minority interest represents the interest of minority shareholders in the Company's subsidiary operations in the Philippines, Indonesia, and Canada.

         The Company recorded a provision for income tax expense of $39.8 million or 38.5% of pre-tax earnings in 1999 compared to a provision for income tax expense of $13.3 million in 1998. The 1999 income tax provision reflects $1.2 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets. Excluding this item, the 1999 effective income tax rate would have been approximately 37.3%. The 1998 income tax provision reflects, among other things, (i) the write-off of approximately $5.5 million deferred tax assets that became unrealizable as a result of the Sunbeam Acquisition, (ii) $0.4 million of tax expense due to the impact of decreased foreign tax rates on deferred tax assets, and (iii) the impact of $7.2 million non-deductible costs associated

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

with the Sunbeam Acquisition. Excluding these items, the 1998 effective income tax rate would have been approximately 42.0% which is higher than the statutory Federal income tax rate primarily because of state income taxes, nondeductible amortization and foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $57.9 million and $10.9 million of cash during the nine months ended September 30, 1999 and 1998, respectively. Cash provided by operating activities increased in the 1999 period over the 1998 period due to higher earnings after giving effect to non-cash items offset in part by higher working capital needs during the 1999 period. Receivables, inventories and accounts payables increased $89.6 million, $16.3 million and $19.7 million, respectively, in the nine months ended September 30, 1999 as compared to a $13.0 million increase in receivables and a $16.1 million and $18.5 million decrease in inventories and account payables, respectively, in the nine months ended September 30, 1998. The overall net increase in receivables, inventories and accounts payables in 1999 as compared to 1998 is largely due to a higher level of business activity in 1999. The Company may also increase inventory during the fourth quarter of 1999 as a contingency against supply disruption from suppliers for Year 2000 issues. The Company's capital expenditures were $19.6 million and $16.6 million in the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for the nine months ended September 30, 1999 includes approximately $4.6 million of capitalized costs incurred to address Year 2000 issues.

         On July 12, 1999, Coleman Worldwide acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31.1 million. These shares, together with the shares of Coleman common stock owned by Coleman Worldwide, enable Coleman Worldwide to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of November 17, 1999. Coleman created these shares of preferred stock and Coleman Worldwide acquired them in order to enable Coleman and Sunbeam to file consolidated federal income tax returns and, in certain jurisdictions, consolidated state income tax returns prior to the consummation of the Coleman Merger. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with Sunbeam pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of Sunbeam.
The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide and a portion of the cash provided by operations were used by Coleman to repay a portion of the loans outstanding from Sunbeam under the Intercompany Note. During the nine months ended September 30, 1998, the $45.5 million of proceeds from stock option exercises along with $381.0 million of net borrowings from Sunbeam and the proceeds from the sale of the Company's safety and security business and sales of fixed assets of $98.8 million were used to, among other things, (i) repay the $116.0 million outstanding indebtedness under the Company's then existing credit agreement (ii) redeem the Company's various senior notes at a cost of $383.4 million, and (iii) fund the Company's operating activities and capital expenditures.

         On November 9, 1999, Sunbeam announced a plan to divest Coleman's Eastpak business and certain other non-essential Sunbeam and Coleman assets. Sunbeam said net proceeds from these sales, estimated at $200 million, will be used to primarily pay down Sunbeam debt.

         The Company's uses of cash for 1999 are expected to be primarily for working capital and capital expenditure requirements. The Company's ability to meet its cash operating requirements,

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

         As of September 30, 1999 the amount borrowed by the Company under the Intercompany Note amounted to $303.2 million and the applicable interest rate was 4%. The weighted average interest rate charged by Sunbeam for amounts borrowed under the Old Intercompany Note and the Intercompany Note during the nine months ended September 30, 1999 was 5.3% and the total interest charged by Sunbeam to Coleman was $15.3 million. Sunbeam also charged to Coleman a pro-rata share of amortized debt issuance costs and unused bank credit facility commitment fees totaling $0.3 million. Net amounts advanced from Sunbeam along with the related unpaid interest and other costs are reflected as debt payable to affiliate in the Company's consolidated balance sheet. Coleman is also a borrower under the Sunbeam Credit Facility for purposes of letters of credit issued for its account.

         The Sunbeam Credit Facility provides for aggregate borrowings of up to $1,700.0 million pursuant to (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million (subject to certain reductions) maturing on March 30, 2005, of which $52.5 million may only be used to complete the Coleman Merger, (ii) up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman Merger, and (iii) a $500.0 million term loan maturing on September 30, 2006, of which $5.0 million has already been

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

repaid through September 30, 1999. At September 30, 1999, Sunbeam had $1,467.5 million of outstanding debt under the Sunbeam Credit Facility and approximately $165.0 million available for borrowing. As a result of Sunbeam's operating losses during 1998, among other things, Sunbeam was not in compliance with the financial covenants and other terms contained in the Sunbeam Credit Facility. In April 1999, Sunbeam and its lenders entered into an amendment to the Sunbeam Credit Facility which amended and added certain financial covenants and other terms and waived compliance with certain other financial covenants and other terms through April 10, 2000. At the end of September 1999, approximately $185.0 million was available to the Company under the Sunbeam Credit Facility either through letters of credit borrowings or loans from Sunbeam. In addition, at the same time, Sunbeam's cash balance available for debt repayment was approximately $24.1 million.

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

         The Sunbeam Credit Facility contains covenants customary for credit facilities of a similar nature, and events of default customary for transactions of this type. The Sunbeam Credit Facility requires the Registration Statement be declared effective by January 10, 2000, and that the Coleman Merger be consummated no more than 25 business days after the Registration Statement is declared effective. Sunbeam has filed the Registration Statement, but is uncertain when the Registration Statement will become effective. However, it is anticipated the Coleman Merger will be completed in the fourth quarter of 1999 or early in the first quarter of 2000. Sunbeam is also required to maximize its subsidiaries' utilization of available foreign credit facilities and Sunbeam's accounts receivable facility and to comply with specified financial covenants and ratios. If an event of default occurs under the Sunbeam Credit Facility or Sunbeam is unable to obtain a waiver or amendment of certain financial covenants after April 10, 2000, the Company may be required to reduce, delay or cancel capital or other expenditures and/or seek loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates. There can be no assurance that any of such transactions could be consummated or if consummated, would be on favorable terms or in amounts sufficient to permit the Company to meets its cash requirements, or that any of such transactions would be permitted under Sunbeam's debt instruments then in effect. See Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

YEAR 2000 READINESS DISCLOSURE

         The Company is preparing for the impact of the Year 2000 on its operations. The Company is being assisted in its review and remediation work by Sunbeam's Year 2000 Program Management Office and consulting firms employed by Sunbeam. The Company has completed an inventory of its hardware and software systems, manufacturing equipment, electronic data interchange, telecommunications and other technical assets potentially subject to Year 2000 problems, such as security systems and controls for lighting, air-conditioning, heating, ventilation and facility access. Additionally, the Company is assessing the effects of noncompliance by its vendors, service providers, customers and financial institutions.

         The Company relies on its information technology functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others, purchases of materials, production management, order entry and fulfillment, payroll processing, and billing and collections. Systems and applications that were identified by the Company as not currently Year 2000 ready and which are critical to the Company's operations include certain of its financial software systems which process order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, payroll applications, and critical applications in the Company's manufacturing and distribution facilities.

         The Company's corrective work to achieve Year 2000 readiness has included the following: (i) installation of Year 2000 ready JD Edwards software which has been completed in one location; (ii) installation of Year 2000 ready JBA software in another location which has recently been completed; (iii) remediation of software codes for existing programs in another location which has been completed and tested to be Year 2000 ready; and (iv) installation of Year 2000 ready JD Edwards software which is substantially complete in another location.

         The Company has contacted its major vendors and suppliers of products and services to determine their Year 2000 readiness, and is continuing to monitor their status with respect to such plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt transactions and its payroll. The Company is currently assessing the vendor responses and will conduct additional reviews, including on-site meetings, if deemed necessary, with any major suppliers who have not indicated their readiness for the Year 2000. The Company has verified that all of the Company's major customers have planned programs to deal with Year 2000 issues and is currently completing the process of contacting its major customers to confirm they are implementing their planned programs to address Year 2000 issues.

         The Company has substantially completed all its Year 2000 corrective work. Coleman's Year 2000 readiness program is ongoing and its ultimate scope, as well as the consideration of

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

contingency plans, will continue to be evaluated as new information becomes available. The Company has designed its Year 2000 contingency plan and is in the process of implementing it. The development of the contingency plan included a process whereby the Company's critical information technology and other systems were evaluated for Year 2000 readiness. As a result of this evaluation, the Company does not expect to require additional operational equipment or significant process contingency measures. Although the Company does not currently believe there is significant risk associated with its third party suppliers, the contingency plan includes the continuing evaluation of the readiness of the Company's suppliers and consideration of the Company's inventory requirements to protect against supply disruption. This evaluation process may result in an increase in inventory during the fourth quarter of 1999.

         The Company's Year 2000 program was developed and is monitored with the help of independent consultants. Therefore, with the exception of certain aspects of the Company's Year 2000 readiness program, the Company did not engage another independent third party to verify the program's overall approach or total cost. However, the Company believes that through its use of various external consulting firms which perform significant roles within the Year 2000 program, the Company's exposure in this regard is mitigated. In addition, through the use of external third party diagnostic software packages that are designed to analyze the Year 2000 readiness in the software code of business software programs which the Company has remediated, the Company believes that it has also mitigated its risk by validating and verifying key program components.

          Management believes Coleman's information systems environment will be made Year 2000 ready prior to January 1, 2000. Coleman's failure to timely complete such corrective work could have a material adverse impact on Coleman. With respect to customers and suppliers, the failure of some of these third parties to become Year 2000 ready could also have a material adverse impact on Coleman. For example, the failure of some of Coleman's principal suppliers to have Year 2000 ready internal systems could impact Coleman's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

         At this time, Coleman believes that the most likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Subject to the nature of the goods or services provided to the Company by third parties whose operations are not made ready for Year 2000 issues, the impact on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

         As of September 30, 1999, including costs incurred in 1998, the Company had expended approximately $11.3 million to address Year 2000 issues of which approximately $5.7 million was recorded as SG&A expenses and the remainder as capital expenditures. The Company's current assessment of the total costs to address and remedy Year 2000 issues is approximately $14.0 million. This estimate includes the costs of software and hardware modifications and replacements, and fees to third party consultants, but excludes the costs associated with Company employees. There can be no assurance that these current estimates will not change as the Company completes its assessment of the Year 2000 issues. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         Because Year 2000 readiness is critical to the business, the Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of information technology systems to the Company's business, management has deferred non-critical systems enhancements as much as possible. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

CAUTIONARY STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "believe," "expect," "estimate", "project", "may," "will," "should," "seek," "plan," "scheduled to," "anticipate" or "intend" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update them. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with:

         -   high leverage,
         - Sunbeam having sufficient borrowing capacity or other funds to lend to the Company to satisfy the Company's cash needs,
         - unavailability of sufficient cash flows from operations and borrowings from Sunbeam, and the inability of the Company to secure loans or capital contributions from, or sell assets or capital stock to, lending institutions and/or other third parties or affiliates,
         - Sunbeam's ability to comply with the terms of the Sunbeam Credit Facility, and to continue to have access to its revolving credit facility,
         - the Company's ability to repay the Intercompany Note when due on April 15, 2000 or the Company's ability to refinance the Intercompany Note at acceptable rates with acceptable terms,
         - Coleman's ability to maintain and increase market share for its products at acceptable margins,

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

         - Coleman's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service,
         - changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws,
         - access to foreign markets together with foreign economic and political conditions, including currency fluctuations, and trade, monetary, fiscal and/or tax policies,
         - uncertainty as to the effect of competition in existing and potential future lines of business,
         - fluctuations in the cost and/or availability of raw materials and/or products,
         -   changes in the availability and/or costs of labor,
         -   effectiveness of advertising and marketing programs,
         - product quality, including excess warranty costs, product liability expenses and costs of product recalls,
         - weather conditions which can have an unfavorable impact upon sales of certain of Coleman's products,
         - the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for Coleman's products,
         - changes in consumer preferences or a decrease in the public's interest in camping and related activities,
         - combinations or other actions by retail customers that adversely affect sales or profitability,
         - actions by competitors including business combinations, new product offerings and marketing and promotional activities,
         - failure of Coleman and/or its customers and suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information, and
         - Coleman's sourcing of products from international vendors, including the ability to select reliable vendors and avoid delays in shipments.

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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

         For debt obligations, the table presents principal cash flows by expected maturity date and related September 30, 1999 weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates for the contracts at September 30, 1999. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                Expected Maturity Date
                                  Balance     ------------------------------------------------------------
                                    at                                                    There-               Fair
                                  9/30/99     1999    2000     2001      2002     2003    after     Total      Value
                                  -------     ----    ----     ----     ----      ----    -------   ------     -----
                                                                (US$ Equivalent in Millions)
Long-Term Debt:
  Fixed Rate..................    $  0.6     $ 0.1   $ 0.2    $ 0.2    $ 0.1     $ --      $ --     $  0.6     $  0.6
  Average Interest Rate.......       5.10%
Interest Rate Derivatives:
  Interest Rate Swaps:
     Variable to Fixed (US$)..    $ 25.0     $ --    $ --     $ --     $ --      $ 25.0    $ --     $ 25.0     $  0.0
     Average Pay Rate.........       6.12%
     Average Receive Rate.....       5.37%


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

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

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

                                                                Balance
                                                                   at            Fair
                                                               9/30/99 (1)       Value
                                                               -----------     ---------
                                                               (US$ Equivalent in Millions)
Foreign Currency Short-Term Debt:
  Variable Rate Credit Lines (Europe, Japan and Asia)......    $   36.7        $  36.7
  Weighted Average Interest Rate...........................         2.2%

Forward Exchange Agreements:
  (Receive US$/Pay DM)
     Contract Amount.......................................    $    3.0        $   3.3
     Average Contractual Exchange Rate.....................        1.61
  (Receive US$/Pay JPY)
     Contract Amount.......................................    $    3.0        $   2.7
     Average Contractual Exchange Rate.....................       113.6
  (Receive US$/Pay GBP)
     Contract Amount.......................................    $    1.0        $   1.0
     Average Contractual Exchange Rate.....................         .60
  (Receive US$/Pay CAD)
     Contract Amount.......................................    $    3.4        $   3.4
     Average Contractual Exchange Rate.....................        1.46

Purchased Put Option Agreements:
  (Receive US$/Pay DM)
     Contract Amount.......................................    $    4.3        $   0.1
     Average Strike Price..................................        1.80
  (Receive US$/Pay JPY)
     Contract Amount.......................................    $    1.0        $   0.0
     Average Strike Price..................................      125.00
  (Receive US$/Pay GBP)
     Contract Amount.......................................    $    0.3        $   0.0
     Average Strike Price..................................         .62
  (Receive US$/Pay CAD)
     Contract Amount.......................................    $    6.1        $   0.0
     Average Strike Price..................................        1.53


-------------------

(1) None of the instruments listed in the table have maturity dates beyond 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Eastpak Corporation is a defendant in a case entitled HENRY BELKIN
V. EASTPAK, INC., AND EASTPAK CORPORATION (collectively the "Eastpak Defendants") in the Superior Court for Middlesex County, Massachusetts. Mr. Belkin alleges in the lawsuit that he and one or both of the Eastpak Defendants had entered into a Sales Management Agreement ("SMA") which had a term expiring in the year 2003. Mr. Belkin alleges, among other things, that one or both of the Eastpak Defendants terminated the SMA without cause and claims substantial damages from lost commissions. The trial is expected to commence in January 2000. The Eastpak Defendants intend to vigorously defend the foregoing lawsuit, but cannot predict the outcome.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.                    Description
              -----------                    -----------
                 10.1      Seventh Amendment to Credit Agreement, dated as of
                           October 25, 1999 among Sunbeam Corporation
                           ("Sunbeam"), the Subsidiary Borrowers referred to
                           therein, the Lenders party thereto, Morgan Stanley
                           Senior Funding, Inc., Bank of America National Trust
                           and Savings Association and First Union National Bank
                           (incorporated by reference to Exhibit 10.33 to
                           Amendment Number 4 to Sunbeam's Registration
                           Statement on Form S-1, Registration Number
                           333-71819).

                 10.2      Eighth Amendment to Credit Agreement, dated as of
                           November 16, 1999 among Sunbeam Corporation
                           ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
                           Senior Funding, Inc., Bank of America National
                           Trust and Savings Association and First Union
                           National Bank (incorporated by reference to Exhibit 10.1 to Sunbeam's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

                 27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

         (b)  Report on Form 8-K

              A report on Form 8-K was filed on July 30, 1999 to disclose the issuance of 3,000,000 shares of a newly created series of voting preferred stock to Coleman Worldwide on July 12, 1999.

                   THE COLEMAN COMPANY, INC. AND SUBSIDIARIES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COLEMAN COMPANY, INC.



Date:  November 19, 1999               By: /s/ Gwen C. Wisler
     ------------------------             ----------------------------
                                          Gwen C. Wisler
                                          Executive Vice President and
                                          Chief Financial Officer